Form 10QSB
period 2001-06-30
GREAT PLAINS ETHANOL LLC
filed 2001-08-17
CIK 1135568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended June 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NO. 333-56368

GREAT PLAINS ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA (State or other jurisdiction of incorporation or organization)	46-0459188 (I.R.S. Employer Identification No.)

46569 SD Hwy. 44, P.O. Box 217, Lennox, South Dakota 57039
(Address of principal executive offices)

(605) 647-0040
(Issuer's telephone number)

(not applicable)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    On August 13, 2001, the number of the registrant's Class D capital units outstanding was 16.

    Transitional Small Business Disclosure Format (Check one): Yes / / No /x/

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / / No /x/

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT PLAINS ETHANOL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Period from December 20, 2000 (Inception) to June 30, 2001
REVENUE	$—	$—	$—

EXPENSES
Organizational expenses
Legal fees	5,305	16,349	60,634
Accounting fees	—	—	2,709
Startup expenses
Legal fees	5,368	5,368	12,935
Accounting fees	14,573	23,933	36,933
Administrative services	2,120	8,276	11,845
Salaries and benefits	4,961	14,650	17,880
Other	12,672	15,555	15,796

Total expenses	44,999	84,131	158,732

NET LOSS	$(44,999)	$(84,131)	$(158,732)

BASIC EARNINGS (LOSS) PER CAPITAL UNIT	$(2,812)	$(5,258)

DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(4,375)	$(5,074)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING FOR CALCULATIONS OF BASIC EARNINGS (LOSS) PER CAPITAL UNIT	16	16

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING FOR CALCULATION OF DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	56	56

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC
BALANCE SHEET (UNAUDITED)
JUNE 30, 2001

June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$11,131
Prepaid offering costs	265,820
Prepaid expenses	4,421

Total current assets	281,372
LAND OPTION	500

$281,872

LIABILITIES AND MEMBERS' EQUITY (DEFICIENCY IN ASSETS)
CURRENT LIABILITIES
Accounts payable
Trade	$112,014
Offering costs	232,670
Accrued expenses	1,919

Total current liabilities	346,603
MEMBERS' EQUITY (DEFICIENCY IN ASSETS)
Class D capital units 16 units issued and outstanding	1,600
Additional paid in capital	92,401
Deficit accumulated during development stage	(158,732)

Total members' equity (deficiency in assets)	(64,731)

$281,872

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC
STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Period from December 20, 2000 (Inception) to June 30, 2001
OPERATING ACTIVITIES
Deficit accumulated during development stage	$(44,999)	$(84,131)	$(158,732)
(Increase) decrease in current assets
Prepaid expenses	(441)	(3,960)	(4,421)
Increase (decrease) in current liabilities
Accounts payable	22,122	40,884	112,014
Accrued expenses	(393)	(1,311)	1,919

NET CASH USED FOR OPERATING ACTIVITIES	(23,711)	(48,518)	(49,220)
FINANCING ACTIVITIES
Offering costs paid	(27,275)	(33,150)	(33,150)
Proceeds from issuance of units	—	1,600	1,600
Additional paid in capital received	150	88,250	91,901

NET CASH PROVIDED BY FINANCING ACTIVITIES	(27,125)	56,700	60,351

NET INCREASE IN CASH	(50,836)	8,182	11,131
CASH AT BEGINNING OF PERIOD	61,967	2,949	—

CASH AT END OF PERIOD	$11,131	$11,131	$11,131

SUPPLEMENTAL DISCLOSURES
Cash paid for
Interest	$—	$—	$—
Income taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for prepaid offering costs	$81,095	$162,740	$232,670
Additional paid in capital received	$150	$88,250	$92,401
Less cash received	150	88,250	91,901

Land option assignment received as additional paid in capital	$—	$—	$500

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1—NATURE OF OPERATIONS

Principal Business Activity

    Great Plains Ethanol, LLC, a South Dakota limited liability company with its principal place of business to be located in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000. As of June 30, 2001, the Company is in the development stage with its current efforts being principally devoted to organizational and debt and equity financing activities.

NOTE 2—BASIS OF PRESENTATION

    The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.

    In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.

    These financial statements should be read in conjunction with the financial statements and notes included in the Company's financial statements for the period ended June 30, 2001.

NOTE 3—MEMBERS' EQUITY

    The following is information regarding earnings (loss) per Capital Unit:

	For the Three Months Ended June 30, 2001
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per Unit Amount
Basic earnings (loss) per unit	$(44,999)	16	$(2,812)

Effect of dilutive securities:
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(244,999)	56	$(4,375)

NOTES TO FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2001
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per Unit Amount
Basic earnings (loss) per unit	$(84,131)	16	$(5,258)

Effect of dilutive securities:
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(284,131)	56	$(5,074)

    An entity affiliated with the Managing Member has agreed to purchase 200 capital units. These units were excluded from the calculation of diluted earnings (loss) per unit due to their antidilutive effect for the 3 months ended June 30, 2001.

    Units subscribed for and not issued have not been included in diluted earnings (loss) per unit due to the antidilutive effect.

NOTE 4—GRANT AGREEMENT

    The Company has received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant). The award letter does not include a specific amount for the award, but management estimates the Grant will be approximately $401,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. As of June 30, 2001, none of the proceeds of the Grant had been received.

NOTE 5—SUBSEQUENT EVENTS

    At June 30, 2001, the Company was in the process of obtaining financing through a public offering of LLC Units. As part of the offering, 10% of the offering price was required to be deposited to an escrow account. The escrow account is not available to the Company until debt financing to cover certain construction costs for the ethanol plant is committed. As of June 30, 2001, $828,500 was deposited into the escrow account from subscribers. Subsequent to June 30, 2001, $1,042,500 in additional funds was deposited into the escrow account. A total of $18,710,000, or 3,742 Units, were subscribed to the Company. The Company decided to stop accepting subscriptions on July 9, 2001.

    On July 9, 2001, the company obtained a line of credit from Dakota Heritage State Bank. The amount outstanding, plus interest at a variable rate (initially 7.75%), is due on July 9, 2002. The total amount available to the company is $100,000. The debt is secured by all property held by the company. As of August 15, 2001, the Company had drawn $45,000 on the line of credit.

    Subsesquent to June 30, 2001, the Company has initiated action to exercise its land option agreement. The purchase price of the land, from the option agreement, is approximately $288,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Great Plains Ethanol, LLC is a development stage start-up company planning to build a 40 million gallon ethanol plant and to produce ethanol and distiller's dried grain with solubles (DDGS), an animal feed supplement generated by the ethanol production process. As of August 13, 2001, investors have subscribed for 3,742 Class A capital units of Great Plains. Great Plains stopped accepting subscriptions in its initial public offering on July 9, 2001.

    On June 25, 2001, Great Plains was notified that it has been awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant. It is

anticipated that the grant will be approximately $401,000. Great Plains also anticipates that it will finalize its debt financing in September 2001. In the interim, has obtained a line of credit from Dakota Heritage State Bank. The amount outstanding, plus interest at a variable rate (initially 7.75%), is due on July 9, 2002. The total amount available to Great Plains is $100,000. This debt is secured by all property held by the company. As of August 15, 2001, the Company had drawn $45,000 on the line of credit. Once Great Plains receives an executed commitment lender for its debt financing (and if other conditions are met), it intends to break escrow.

    Construction is anticipated to begin in the spring of 2002. It will take approximately 14 to 16 months from the time Great Plains completes site preparations and begins pouring concrete to complete construction of the ethanol plant. Broin Management, LLC is Great Plains' Managing Member and will be responsible for the ethanol plant's day-to-day operations.

    Great Plains has entered into agreements with Broin affiliates to market and sell all of the ethanol and DDGS we produce. Great Plains does not intend to hire a sales staff to market any of its products. Broin will be paid commissions under our marketing contracts with them to market and sell our products. As the Managing Member, Broin Management will also be responsible for hiring and supervising all of the Great Plains staff with respect to the direct operations of the ethanol plant, including receiving, production and shipping.

    Great Plains plans to use the proceeds from its initial public offering, as well as funds from lenders and government sources to acquire land and construct the plant and other facilities. As of June 30, 2001, none of the proceeds from its initial public offering had been used and remained in escrow at the Dakota Heritage State Bank in Chancellor, South Dakota. A portion of the proceeds will also be used to purchase the initial inventory of corn, chemicals, yeast and denaturant, our major raw materials and to cover its other operating costs until it begins collecting receivables. Great Plains anticipates that a total of $52 million of capital will be necessary to purchase the real estate, build the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses.

    Great Plains expects to spend the next 12 months in design, development and construction of the ethanol plant. Assuming Great Plains receives debt financing, it expects to have sufficient cash on hand to cover construction costs including, but not limited to, site acquisition and development, installation of utilities, construction, equipment acquisition and interest accrued during construction. In addition, Great Plains expects to have enough cash to cover its operating and administrative costs for its initial operations until it begins collecting payment on its accounts receivable. Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to its debt financing and its initial public offering.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    As of June 30, 2001, Great Plains had not completed its initial public offering of its capital units, which capital units were registered with the Securities and Exchange Commission in a registration statement on Form SB-2 (Commission File Number 333-56368), which the Commission declared effective on June 8, 2001. The offering commenced on June 8, 2001. Great Plains decided to stop accepting subscriptions on July 9, 2001, before the sale of all of the capital units registered.

    In the offering, Great Plains registered a total of up to 4,460 Class A and Class C capital units. The aggregate price of the offering amount registered was $22,300,000. Investors have subscribed for 3,742 Class A capital units and the aggregate offering price of the amount subscribed for is $18,710,000.

    As part of the terms of its offering, investors were required to deposit 10% of the offering price into an escrow account. The funds held in the escrow account are not available to Great Plains until all of the offering conditions are satisfied. As of June 30, 2001, the condition that Great Plains receive a commitment for debt financing for the ethanol plant had not been satisfied. Great Plains expects to satisfy this condition in September 2001 and anticipates breaking escrow soon thereafter.

    As of June 30, 2001, $828,500 was deposited into the escrow account from subscribers. Subsequent to June 30, 2001, $1,042,500 in additional funds was deposited into the escrow account. Accordingly, and as contemplated by the terms the offering described above, Great Plains has not yet received any of the proceeds from the offering.

    From June 8, 2001, the effective date of the registration statement to June 30, 2001, Great Plains incurred no expenses for its account in connection with the issuance and distribution of the capital units registered for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters. Other expenses for this period were approximately $30,000 and total expenses for this period were approximately $30,000. None of these payments were direct or indirect payments to directors, officers, general partners of the issuer of their associates. Since, as described above, the proceeds of its offering remain in an escrow account, Great Plains has not received any net offering proceeds and no proceeds have been used for any purpose as described in Item 701(f)(4)(vii)-(viii) of Regulation S-B.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  None.

  (b)
  No reports on Form 8-K were filed during the period ended June 30, 2001.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC
Dated: August 17, 2001	By	/s/ Brian Minish Brian Minish Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
None.

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
PART I—FINANCIAL INFORMATION
GREAT PLAINS ETHANOL, LLC STATEMENTS OF OPERATIONS (UNAUDITED)
GREAT PLAINS ETHANOL, LLC BALANCE SHEET (UNAUDITED) JUNE 30, 2001
GREAT PLAINS ETHANOL, LLC STATEMENT OF CASH FLOWS
GREAT PLAINS ETHANOL, LLC NOTES TO FINANCIAL STATEMENTS JUNE 30, 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX