Form 10QSB
period 2001-09-30
GREAT PLAINS ETHANOL LLC
filed 2001-11-14
CIK 1135568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended September 30, 2001

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

COMMISSION FILE NO. 333-56368

GREAT PLAINS ETHANOL, LLC

(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA	46-0459188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46569 SD Hwy. 44, P.O. Box 217, Lennox, South Dakota 57039
(Address of principal executive offices)

(605) 647-0040
(Issuer’s telephone number)

(not applicable)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of Class A, B, C, and D membership units issued and outstanding as of November 14, 2001 was 1,529, 200, 2,029, and 0, respectively.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Nine Months Ended	Period from December 20, 2000 (Inception) to

	September 30,	September 30,	September 30,
	2001	2001	2001
OPERATING REVENUE	$--	$--	$--

OPERATING EXPENSES
Organizational expenses
Legal fees	--	16,349	60,634
Accounting fees	--	--	2,709
Startup expenses
Legal fees	--	5,368	12,935
Accounting fees	8,910	32,843	45,843
Administrative services	3,172	11,448	15,017
Salaries and benefits	6,007	20,657	23,887
Other	14,908	30,463	30,704
Total expenses	32,997	117,128	191,729

OTHER INCOME AND EXPENSES
Interest Income	13,633	13,633	13,633
Interest Expense	(807)	(807)	(807)
Other	(449)	(449)	(449)
	12,377	12,377	12,377
NET LOSS	$(20,620)	$(104,751)	$(179,352)

BASIC EARNINGS (LOSS) PER CAPITAL UNIT	$(1,289)	$(6,547)

DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	(3,940)	(5,442)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING FOR CALCULATIONS OF BASIC EARNINGS (LOSS) PER CAPITAL UNIT)	16	16

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING FOR CALCULATIONS OF DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	56	56

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2001

September 30,
2001
ASSETS

CURRENT ASSETS
Cash	$7,814
Interest receivable	12,910
Prepaid offering costs	324,105
Prepaid expenses	15,940
Total current assets	360,769

LAND OPTION	500

$361,269

LIABILITIES AND MEMBERS’ EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Accounts payable	$115,166
Trade	251,695
Offering costs	1,309
Line of credit	78,000
Accrued expenses	46,170
Total current liabilities

MEMBERS’ EQUITY (DEFICIENCY IN ASSETS)
Class D capital units, 16 units issued and outstanding	1,600
Additional paid in capital	92,851
Deficit accumulated during development stage	(179,352)
Total members’ equity (deficiency in assets)	(84,901)

$361,269

See Notes to Financial Statements.

GREAT PLAINS ETHANOL, LLC

STATEMENT OF CASH FLOWS (UNAUDITED)

	Three	Nine	Period from
	Months	Months	December 20, 2000
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2001	2001	2001
OPERATING ACTIVITIES
Deficit accumulated during development stage	$(20,620)	$(104,751)	$(179,352)
(Increase) decrease in current assets
Prepaid expenses	(11,519)	(15,479)	(15,940)
Interest receivable	(12,910)	(12,910)	(12,910)
Increase (decrease) in current liabilities
Accounts payable	3,152	44,036	(115,166)
Accrued expenses	(610)	(1,921)	1,309

NET CASH USED FOR OPERATING ACTIVITIES	(42,507)	(91,025)	(91,727)

FINANCING ACTIVITIES
Proceeds from line of credit	78,000	78,000	78,000
Offering costs paid	(39,260)	(72,410)	(72,410)
Proceeds from issuance of units		1,600	1,600
Additional paid in capital received	450	88,700	92,351

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,190	95,890	99,541

NET INCREASE IN CASH	(3,317)	4,865	7,814

CASH AT BEGINNING OF PERIOD	11,131	2,949	--

CASH AT END OF PERIOD	$7,814	$7,814	$7,814

SUPPLEMENTAL DISCLOSURES
Cash paid for	$--	$--	$--
Interest	$--	$--	$--
Income taxes

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for prepaid offering costs	$19,025	$181,765	$251,695

Additional paid in capital received	$450	$88,700	$92,851
Less cash received	450	88,700	92,351
Land option assignment received as additional paid in capital	$--	$--	$500

See Notes to Financial Statements.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

NOTE 1 – NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC, a South Dakota Limited Liability Company with its principal place of business to be located in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000.  As of September 30, 2001, the Company is in the development stage with its current efforts being principally devoted to organizational and debt and equity financing activities.

NOTE 2 – BASIS OF PRESENTATION

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the period ended December 31, 2000.

The Financial Accounting Standards Board has recently issued pronouncements regarding Business Combinations, Goodwill and Other Intangible Assets, Accounting for Asset Retirement Obligations and Accounting for the Impairment or Disposal of Long-Lived Assets.  Management is reviewing these pronouncements, but does not expect the implementation of these pronouncements to have a significant effect on the financial statements.

NOTE 3 – LINE OF CREDIT

On July 9, 2001, the Company obtained a line of credit from Dakota Heritage State Bank.  The amount outstanding, plus interest at a variable rate (7.0% at September 30, 2001) is due on July 9, 2002.  The total amount available to the Company is $100,000.  The debt is secured by all property held by the Company, including the Grant.  As of September 30, 2001, the Company had drawn $78,000 on the line of credit.

NOTE 4 – MEMBERS’ EQUITY

The following is information regarding earnings (loss) per Capital Unit:

	For the Three Months Ended September 30, 2001
		Weighted

Net Earnings

		Average
	(Loss)	Units	Per Unit
	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per unit	$(20,620)	16	$(1,289)

Effect of dilutive securities:
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(220,620)	56	$(3,940)

	For the Nine Months Ended September 30, 2001
		Weighted
	Net Earnings	Average
	(Loss)	Units	Per Unit
	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per unit	$(104,751)	16	$(6,547)

Effect of dilutive securities:
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(304,751)	56	$(5,442)

An entity affiliated with the Managing Member has agreed to purchase 200 capital units.  These units were excluded from the calculation of diluted earnings (loss) per unit due to their antidilutive effect for the 3 months ended September 30, 2001.

Units subscribed for and not issued have not been included in diluted earnings (loss) per unit due to the antidilutive effect.

NOTE 5 – GRANT AGREEMENT

The Company has received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant).  The award letter does not include a specific amount for the award, but management estimates the grant will be approximately $401,000.  The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  As of September 30, 2001, none of the proceeds of the Grant had been received.

NOTE 6 – OFFERING OF LLC UNITS

As of September 30, 2001, the Company had completed its public offering of Class A and Class C LLC Units.  As part of the offering, 10% of the offering price for each subscription was required to be deposited to an escrow account.  The funds in the escrow account were not available to the Company until the Company secured a commitment letter for debt financing to cover certain construction costs for the ethanol plant.  As of September 30, 2001, $1,751,000 was deposited into the escrow account from subscribers in the public offering.  The Company received subscriptions for 1,529 Class A Units and 1,973 Class C Units, which will result in proceeds of $17,510,000 to the Company if all subscriptions are paid in full.  The Company has promissory notes for the balance of the subscription price from each subscriber.  The Company decided to stop accepting subscriptions in its offering on July 9, 2001.

Prior to the commencement of the public offering, the Company sold 16 Class D Units to the members of the initial Board of Managers in a private sale for an aggregate purchase price of $1,600.  Upon the completion of all the conditions to breaking escrow in the public offering, each Class D Unit will be automatically converted into one Class C Unit.

In addition, prior to the commencement of the public offering, an entity associated with the Company’s Managing Member agreed to purchase 200 Class B Units and the Managing Member agreed to purchase 40 Class C Units, in private sales for a total purchase price of $1,200,000.  The Company has received 10% of the purchase price of the Class C Units issued to the managing member.  The Company has received 10% of the purchase price of the Class B Units and the remainder is payable upon demand of the Company after the Company has demanded payment of the balance of the purchase price of the Class A and Class C Units.

NOTE 7 – SUBSEQUENT EVENTS

On November 7, 2001, the Company accepted the terms of a conditional loan commitment with AgCountry Farm Credit Services to borrow up to $32.5 million in the form of a non-revolving construction loan until October 1, 2003, at which time the outstanding balance of the loan shall be converted into a term loan with a ten year maturity.  The Company may convert up to $6 million of the term loan into a revolving term facility, subject to certain conditions and interest rate provisions.  The interest rate on the construction loan will be the 30 day LIBOR plus 3.14% per annum, which would have been 5.41% per annum as of November 2, 2001.  After October 1, 2003, the Company will be able to choose among various interest rate options designated by the lender.  The construction and term loans will be secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts.  The commitment requires that the closing for the construction loan be no later than April 1, 2002.  The closing fee to the lender will be $243,750, or .75% of the maximum principal amount of the loan.

Obtaining the loan commitment was the last outstanding condition to breaking escrow and completing the sale of the Class A and Class C Units subscribed for in the public offering.  Accordingly, on November 7, 2001, the Company broke escrow, took possession of the $1,751,000 held in the escrow account and issued 1,529 Class A Units and 1,973 Class C Units to the subscribers in the offering.  At that time, the previously outstanding 16 Class D Units were each automatically converted into one Class C Unit.  In addition, the company took possession of $120,000 held in the escrow account related to the Class B and Class C Units subscribed for in private sales and issued 200 Class B Units to an entity associated with the Company's Managing Member and 40 Class C Units to the Company's Managing Member.

On November 7, 2001, the Company exercised its land option agreement and purchased the plant site in Turner County, South Dakota, for a total purchase price of $289,560.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                Great Plains Ethanol, LLC is a development stage start-up company planning to build a 40 million gallon ethanol plant and to produce ethanol and distiller’s dried grain with solubles (DDGS), an animal feed supplement generated by the ethanol production process.  Great Plains sold 1,529 Class A capital units and 1,973 Class C capital units in its initial public offering, which was completed on November 7, 2001.  As of November 14, 2001, Great Plains has issued and outstanding 1,529 Class A capital units, 200 Class B capital units and 2,029 Class C capital units.  Great Plains stopped accepting subscriptions in its initial public offering on July 9, 2001.

Construction is anticipated to begin in the spring of 2002.  It will take approximately 14 to 16 months from the time Great Plains completes site preparations and begins pouring concrete to complete construction of the ethanol plant.  Broin Management, LLC is Great Plains’ Managing Member and will be responsible for the ethanol plant’s day-to-day operations.

                Great Plains has entered into agreements with Broin affiliates to market and sell all of the ethanol and DDGS it produces.  Great Plains does not intend to hire a sales staff to market any of its products.  Broin affiliates will be paid commissions under our marketing contracts with them to market and sell our products.  As the Managing Member, Broin Management will also be responsible for hiring and supervising all of the Great Plains staff with respect to the direct operations of the ethanol plant, including receiving, production and shipping.

                Great Plains plans to use the proceeds from its initial public offering, as well as funds from lenders and government sources to acquire land and construct the plant and other facilities.  As of September 30, 2001, none of the proceeds from its initial public offering had been used and remained in escrow at the Dakota Heritage State Bank in Chancellor, South Dakota.  A portion of the proceeds will also be used to purchase the initial inventory of corn, chemicals, yeast and denaturant, our major raw materials and to cover its other operating costs until it begins collecting receivables.  Great Plains anticipates that a total of $52 million of debt and equity will be necessary to purchase the real estate, build the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses.

                Great Plains expects to spend the next 14 to 16 months in design, development and construction of the ethanol plant.  With the proceeds from the initial public offering, debt financing and government grants, Great Plains expects to have sufficient cash on hand to cover construction costs including, but not limited to, site acquisition and development, installation of utilities, construction, equipment acquisition and interest accrued during construction.  In addition, Great Plains expects to have enough cash to cover its operating and administrative costs for the first few weeks of operations until it begins collecting payment on its accounts receivable.  Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to its debt financing and its initial public offering.

On November 7, 2001, Great Plains accepted the terms of a conditional loan commitment with AgCountry Farm Credit Services to borrow up to $32.5 million in the form of a non-revolving construction loan until October 1, 2003, at which time the outstanding balance of the loan shall be converted into a term loan with a ten year maturity.  Great Plains may convert up to $6 million of the term loan into a revolving term facility, subject to certain conditions and interest rate provisions.  The interest rate on the construction loan will be the 30 day LIBOR plus 3.14% per annum, which would have been 5.41% per annum as of November 2, 2001.  After October 1, 2003, Great Plains will be able to choose among various interest rate options designated by the lender.  The construction and term loans will be secured by a first and prior lien on the Great Plains’ real and personal property and the collateral assignment of the Great Plains’ material contracts.  The commitment requires that the closing for the construction loan be no later than April 1, 2002.  The closing fee to the lender will be $243,750, or .75% of the maximum principal amount of the loan.

Entering into the loan commitment was the last outstanding condition to breaking escrow and completing the sale the Class A and Class C Units subscribed for in the public offering.  Accordingly, on November 7, 2001, Great Plains broke escrow, took possession of the $1,751,000 held in the escrow account and issued 1,529 Class A Units and 1,973 Class C Units to the subscribers.  At that time, the previously outstanding 16 Class D Units were each automatically converted into one Class C Unit.  In addition, the Company took possession of $120,000 held in the escrow account related to the Class B and Class C Units subscribed for in private sales and issued 200 Class B Units to an entity associated with the Company's Managing Member and 40 Class C Units to the Company's Managing Member.

                On November 7, 2001, Great Plains exercised its option to purchase land for the plant site in Turner County, South Dakota at $2,400 per acre, for a total purchase price of $289,560.  The real estate was conveyed by warranty deed and is not subject to any encumbrances.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                                None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                As of September 30, 2001, Great Plains had stopped accepting subscriptions in its initial public offering of its capital units, which capital units were registered with the Securities and Exchange Commission in a registration statement on Form SB-2 (Commission File Number 333-56368), which the Commission declared effective on June 8, 2001.  The offering commenced on June 8, 2001. Great Plains decided to stop accepting subscriptions on July 9, 2001, before the sale of all of the capital units registered.

                In the offering, Great Plains registered a total of up to 4,460 Class A and Class C capital units.  The aggregate price of the offering amount registered was $22,300,000.  Investors have subscribed for 1,529 Class A capital units and 1,973 Class C capital units in the public offering and the aggregate offering price of the amount subscribed for is $17,510,000.

As part of the terms of its offering, investors were required to deposit 10% of the offering price into an escrow account.  As of September 30, 2001, $1,751,000 had been deposited in the escrow account from subscribers in the public offering.  The funds held in the escrow account were not available to Great Plains until all of the offering conditions were satisfied.  The closing was contingent upon raising at least $11.55 million from the sale of Class A and Class C capital units and obtaining an executed commitment letter from a lender for the debt financing needed to complete the construction of the ethanol plant.  Additional conditions for closing included Broin Investments I, LLC subscribing for 200 Class B capital units at $5,000 per unit, Broin Management subscribing for 40 Class C capital units and remaining as Great Plains’ managing member, and Great Plains’ contracts with Broin entities remaining in effect.

As of September 30, 2001, the condition that Great Plains receive a commitment for debt financing for the ethanol plant had not been satisfied, but on November 7, 2001, Great Plains accepted the terms of a commitment for $32.5 million debt financing from AgCountry Farm Credit Services.  (See Item 5. Other Information).  Prior to closing of the offering, Broin Management subscribed for 40 Class C capital units at $5,000 per unit and paid 10% of the total purchase price of these Class C units, or $20,000.  In addition, Broin Investments I, LLC subscribed for 200 Class B units at $5,000 per unit.  Broin Investments has paid 10% of the total purchase price of these Class B units, or $100,000, and is not required to pay the balance of the purchase price for these units until Great Plains demands payment after the Class A and Class C subscription balances become due.

On November 7, 2001, Great Plains satisfied all the conditions to closing, completed the sale of 1,529 Class A units and 1,973 Class C Units and the funds held in escrow were released to Great Plains.  Great Plains sent Class A and Class C investors a written call notice for the balance of the purchase price payable in two installments, with the first installment of 40% of the price of their capital units to be paid by January 15, 2002 and the second installment of 50% of the price of their capital units to be paid by April 1, 2002.  Upon completion of the offering, each of the sixteen Class D units held by the members of the initial board of managers were converted into one fully paid Class C unit.

From June 8, 2001, the effective date of the registration statement, to September 30, 2001, Great Plains incurred no expenses for its account in connection with the issuance and distribution of the registered capital units for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters.  Other expenses for this period were $92,000 and total expenses for this period were $92,000.  None of these payments were direct or indirect payments to directors, officers, general partners of the issuer or their associates. Since, as described above, the proceeds of its offering remain in an escrow account through September 30, 2001, no proceeds have been used for any purpose as described in Item 701(f)(4)(vii)-(viii) of Regulation S-B.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5.  OTHER INFORMATION

On November 7, 2001, the Company accepted the terms of a conditional loan commitment with AgCountry Farm Credit Services to borrow up to $32.5 million in the form of a non-revolving construction loan until October 1, 2003, at which time the outstanding balance of the loan shall be converted into a term loan with a ten year maturity.  The Company may convert up to $6 million of the term loan into a revolving term facility, subject to certain conditions and interest rate provisions.  The interest rate on the construction loan will be the 30 day LIBOR plus 3.14% per annum, which would have been 5.41% per annum as of November 2, 2001.  After October 1, 2003, the Company will be able to choose among various interest rate options designated by the lender.  The construction and term loans will be secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts.  The commitment requires that the closing for the construction loan be no later than April 1, 2002.  The closing fee to the lender will be $243,750, or .75% of the maximum principal amount of the loan.

The foregoing description of the credit facility does not purport to be complete and is qualified in its entirety by reference to the commitment letter filed as Exhibit 10.12 hereto and other related documents.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)           Exhibits.  See Exhibit Index.

                (b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated:	November 14, 2001
		By	/s/ Brian Minish
Brian Minish
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

Exhibit 10.12	Conditional Loan Commitment, dated November 7, 2001
Exhibit 99.1	Press Release of November 14, 2001