Form 10KSB
period 2001-12-31
GREAT PLAINS ETHANOL LLC
filed 2002-04-01
CIK 1135568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or

15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission file number 333-56368

Great Plains Ethanol, LLC

(Name of small business issuer in its charter)

South Dakota	46-0459188
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

46569 South Dakota Highway 44 P.O. Box 217 Lennox, South Dakota 57039
(Address of principal executive offices) (Zip Code)

(605) 647-0040
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None(1)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer’s revenues for its most recent fiscal year.  NONE

The aggregate market value of the Class A, Class B and Class C capital units held by non-affiliates of the registrant as of March 20, 2002 was approximately $13,710,000 based on the aggregate price paid for the capital units.

As of March 20, 2002, there were 1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

Transitional Small Business Disclosure Format:        ☐ Yes     ☒ No

(1) Capital units to be registered by April 30, 2002 pursuant to section 12(g) of Securities and Exchange Act of 1934.

PART I

Item 1.   Description of Business.

Great Plains Ethanol, LLC (“GPE”) is a South Dakota limited liability company currently in the design and construction phase of building a 40 million gallon ethanol plant in Turner County, South Dakota.  When built, the plant will produce and sell ethanol and a co-product called distiller's dried grains with solubles which is an animal feed supplement.

OVERVIEW

GPE was formed on December 20, 2000 and has not been an operating entity.  It commenced its initial public offering of up to 4,460 of its Class A and Class C capital units on June 11, 2001 and stopped accepting subscriptions in its public offering on July 9, 2001.  GPE obtained subscriptions for the sale of 1,529 Class A units and 1,973 Class C units.  The total value of the subscriptions was $17,510,000.  Each subscriber paid 10% of the subscriber’s total purchase price to GPE’s escrow account and 90% of the purchase price by executing a promissory note in favor of GPE that was subject to the call of the Board of Managers.  On November 5, 2001, the Board of Managers, in anticipation of the execution of a loan commitment letter, authorized the call on the remaining amounts due on the promissory notes for Class A, Class B and Class C units, with 40% of the total purchase price due on January 15, 2002, and the remaining 50% due on April 1, 2002.  As of March 15, 2002, three subscribers holding a total of 16 units had defaulted on their promissory notes.  Instead of pursuing collection actions, GPE exercised its option to redeem the capital units held by the defaulting subscribers at no cost to GPE, and GPE retained the defaulting subscribers’ previously contributed capital contributions (an aggregate of $7,000) as liquidated damages for defaulting on the obligation to pay the remaining purchase price of the capital units pursuant to the promissory notes.  Included in the 16 defaulted units are two units from one subscriber who had submitted two separate Subscription Agreements, each of which included subscriptions for different numbers of units.  GPE accepted both Subscription Agreements.  GPE later learned from the subscriber that he did not intend to have both agreements accepted.  Once GPE had been informed of this, it agreed to apply $1,000 of the subscriber's initial cash payment to the remaining 90% of the purchase price for the remaining units he had subscribed for.  This $1,000 accounted for 2 of the 16 defaulted units.  GPE recognized a net loss of $73,000 of investment value as a result of the default by the three subscribers.

As of March 20, 2002, GPE had 504 members.  There were 503 holders of Class A units, one holder of Class B units, and 120 holders of Class C units, all of whom also hold Class A or Class B units.  In the initial public offering, investors had to be agricultural producers to purchase Class A units.  Also, until August 25, 2001, investors could only purchase Class C units in the initial public offering if they (or their affiliates) had also purchased Class A or Class B units.  Since GPE stopped accepting subscriptions on July 9, 2001, all Class C members are also Class A members other than Broin Investments II, LLC and Broin Management LLC, who are the Class B member and one of its affiliates.

GPE secured a commitment letter from AgCountry Farm Credit Services of Fargo, North Dakota for its debt financing and broke escrow on November 7, 2001.  The commitment letter, dated November 2, 2001, provides for a $32,500,000 non-revolving construction loan which will be available upon the closing of the loan until October 1, 2003.  After October 1, 2003, the loan will be converted into a term loan with a ten year maturity, and GPE may convert up to $6 million of the term loan into a revolving term facility, subject to certain conditions and interest rate provisions.

On November 7, 2001, GPE exercised its option to purchase the proposed site for the ethanol plant.  Construction is scheduled to begin in mid-April 2002.  The ethanol plant is being designed and built by Broin and Associates, Inc., and once the ethanol plant is completed, Broin affiliates will manage the plant and market the ethanol and DDGS produced at the plant.

THE ETHANOL INDUSTRY

Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass.  Although ethanol can be produced from a number of different types of grains, such as wheat and sorghum, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes, approximately 90% of ethanol in the United States today is produced from corn because corn produces large quantities of carbohydrates, which convert into glucose more easily than other kinds of biomass.  A typical bushel of U.S. Number Two Corn weighs approximately 56 pounds and typically yields 2.65 gallons of undenatured fuel ethanol.  Current annual domestic ethanol production capacity is approximately 2.3 billion gallons.

Ethanol contains 35% oxygen by weight.  When combined with gasoline, ethanol acts as an oxygenate, which is to say it increases the percentage of oxygen in gasoline.  As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere.  Oxygenated gasoline is commonly referred to as reformulated gasoline or “RFG.”  Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions.

The use of ethanol as an additive to gasoline was stimulated by the Federal Clean Air Act, which was significantly amended in 1990.  The 1990 amendments mandated the use of oxygenated fuels (with a minimum of 2.7% oxygen by volume) in specific regions of the United States during the winter months to reduce carbon monoxide.  Cities, regions and states not meeting minimum clean air standards for these pollutants must require the use of cleaner-burning fuels.  Accordingly, they require that oxygenates be added to gasoline sold in these locations.

Ten major U.S. metropolitan areas are out of compliance with the Clean Air Act standards and are required to use RFG year-round.  Other areas are only required to use RFG during the winter months.  Five states, the District of Columbia, and eight metropolitan areas have voluntarily chosen to use RFG to help achieve their clean air goals.

Approximately 35% of the gasoline sold in the U.S. contains oxygenates.  Currently, the most common oxygenate is methyl tertiary butyl ether, or MTBE.  MTBE, a petroleum-based product, is produced from methanol and natural gas and is largely imported from the Middle East.  About 13% of the nation’s RFG uses ethanol as an oxygenate and MTBE makes up the vast majority of the balance.  However, since MTBE was introduced and has become a commonly used oxygenate, MTBE has been found in well water, lakes and streams.  While MTBE has not been classified as a carcinogen, it has been shown to cause cancer in animals and its continued use has raised serious environmental concerns.  On March 20, 2000, the Environmental Protection Agency called for MTBE to be banned or have its use significantly reduced because of environmental problems associated with its use as a fuel oxygenate.  On

March 8, 2002, the Senate passed a bill that would phase out MTBE over four years and require refineries to use at least 5 billion gallons of ethanol by 2012.  The bill now awaits consideration before the House of Representatives.

Because of federal and state policies promoting cleaner air and the state and federal tax and production incentives, the ethanol industry has grown substantially in recent years.  Currently, U.S. ethanol plants have the capacity to produce approximately 2.3 billion gallons of ethanol annually, compared to only 175 million gallons in 1980.  There are more than 60 ethanol production facilities located in the United States, with the great majority of them located in the Midwest in the corn-producing states of Illinois, Wisconsin, Minnesota, Iowa, North Dakota, South Dakota, Nebraska and Kansas.  South Dakota currently has five plants producing approximately 90 million gallons of ethanol annually from over 33 million bushels of corn and two additional plants under construction that will each have annual production capacity of 40 million gallons.

In addition, automobile companies have begun developing ethanol-friendly vehicles.  Gasoline blends containing up to 10% ethanol are approved under the warranties of most major domestic and foreign automobile manufacturers marketing vehicles in the United States, and many recommend the use of cleaner burning fuel, such as ethanol, in their vehicle owner manuals.  Similarly, most major manufacturers of power equipment, motorcycles, snowmobiles and outboard motors endorse the use of ethanol blends in their products.  In the last several years, automobile companies have introduced a growing number of flexible fuel vehicles that operate on fuel mixtures of up to 85% ethanol.  In addition, ethanol industry advocates have developed new diesel fuels, commonly referred to as “OxyDiesel,” which are a blend of diesel fuel and ethanol.

ETHANOL MARKETING

The target market area for the ethanol produced at the plant is expected to include local, regional and national markets.  The local and regional markets include the state of South Dakota, as well as markets in Minnesota and northwest Iowa.  Markets in Sioux Falls, Mitchell, Watertown and Wolsey, South Dakota are expected to be the primary local target markets for the facility, along with regional markets in Milford, LeMars, Rock Rapids and Sioux City, Iowa, and regional markets in Marshall, Alexandria, Mankato, Minneapolis and St. Paul, Minnesota.  Shipping will be done primarily by truck to markets in South Dakota, Minnesota and Iowa.  The proposed plant site is served by multiple South Dakota State highways.  Interstate Highways 29 and 90 provide excellent transportation links in all directions.

The plant is being designed with rail facilities and connections to the Burlington Northern Santa Fe railroad system, which will facilitate transporting the ethanol GPE produces to its national target markets.  Approximately two-thirds of the ethanol is expected to be marketed by rail.  The national target rail markets for the facility will include Chicago, the Pacific Northwest, the Southern and Southwest markets, as well as potential new markets on the East Coast and California due to anticipated MTBE phase outs.

GPE has signed a contract with Ethanol Products LLC, a Broin affiliate, to market the ethanol produced at its plant.  Ethanol Products, LLC currently markets ethanol for seven producers located in Minnesota, South Dakota, North Dakota and Missouri.  GPE does not expect to be dependent on one or a limited number of major customers.  See Item 12 below for a description of the contract terms with Ethanol Products, LLC.

THE DDGS INDUSTRY

A co-product of the ethanol production process is distiller’s dried grains with solubles, or DDGS.  DDGS is a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine and poultry industries.  DDGS is a popular animal feed supplement, with approximately 3.5 million tons produced in North America annually.  Most of this production is sold for use in animal feeds within the United States and Canada, and approximately one million tons is exported, primarily to Europe.  The vast majority of the DDGS is feed for ruminant animals in the dairy and beef sector.  However, new technologies that have allowed for the production of a more consistent, quality product have helped create a market for DDGS in the swine and poultry industries as well.

Since DDGS is a dried feed supplement, it is much less susceptible to spoilage than other feed supplements.  This allows DDGS to be sold and shipped to any market regardless of its vicinity to an ethanol plant.  The proposed plant is designed to have the capacity to dry all distiller’s grains produced when operated at its annual ethanol production capacity of 40 million gallons.  GPE’s design-builder, Broin & Associates, Inc., has guaranteed that the plant will yield 17 pounds of DDGS per bushel of corn (test weight 56 pounds or greater).  GPE will utilize state-of-the-art production processes and quality control methods to produce DDGS.  This produces DDGS with a bright golden color and increased nutrient digestibility and palatability which is designed to increase the performance of the animals consuming the DDGS.

DDGS MARKETING

GPE has negotiated and entered into a DDGS marketing contract with Dakota Commodities, a division of Broin Enterprises, Inc., to market all of the DDGS from the ethanol plant.  The target market for the DDGS produced at the plant is expected to include local, regional and national markets.  Approximately 30% of the DDGS produced at the plant will be shipped to local markets within 100 miles of the plant and regional markets within 800 miles of the plant.  Shipments of DDGS to local or regional markets will be primarily by truck.  Approximately 70% of the DDGS will be shipped to national markets, primarily in the Southwestern United States.  Shipments to the national markets will be primarily by rail.  See Item 12 below for a description of the contract terms with Dakota Commodities.

COMPETITION

GPE will be in direct competition with numerous other ethanol and DDGS producers, many of whom have greater resources than GPE.  GPE also expects that additional ethanol and DDGS producers will enter the market if the demand for ethanol continues to increase.  GPE’s proposed ethanol plant will compete with other ethanol and DDGS producers on the basis of price and, to a lesser extent, delivery service.  GPE believes it can compete favorably with other ethanol and DDGS producers due to its proximity to ample corn supplies at favorable prices.

The ethanol industry has grown to over 60 production facilities in the United States.  Industry authorities estimate that these facilities are capable of producing approximately 2.3 billion gallons of ethanol per year.  The largest ethanol producers include Archer Daniels Midland, Cargill, Minnesota Corn Processors, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing more ethanol than GPE expects to produce.  In addition, there are several regional farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to GPE’s.  Most ethanol producers also produce DDGS or competing animal feed products such as distiller's wet grains.

In addition, thirteen new plants with a combined production capacity of over 390 million gallons are under construction and plans to expand existing plants have also been announced which would increase the ethanol production capacity of our competitors.  GPE is unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction, or the effect of resulting production upon the demand or price for GPE’s ethanol.

GPE may also have to compete with international ethanol producers from countries such as Brazil, who may have lower production costs and comparable transportation costs to coastal markets.

CORN PROCUREMENT

GPE’s major raw material for ethanol and DDGS production is corn.  To operate at full capacity, the plant will require approximately 14 million bushels of corn annually.  GPE anticipates that its Class A members will supply approximately one quarter of its corn requirements and that the balance will be purchased from other local corn producers.  Once GPE commences operations of the ethanol plant, each Class A member, upon receipt of notice from GPE, will be required to deliver 2,500 bushels of corn to GPE per each Class A capital unit owned.  The corn will be delivered by the Class A members based upon a delivery schedule prepared by GPE.

GPE expects that the proposed location of the plant in Turner County, South Dakota, will allow accessibility to corn at necessary levels.  In 2000, over 17 million bushels of corn for grain were produced in Turner County and over 81 million bushels of corn for grain were produced in nearby Lincoln, Hutchinson, McCook, Hanson, Yankton, and Union Counties.  All corn GPE purchases will be tested and must meet high quality control standards to ensure the efficient operation and quality products of GPE’s plant.  GPE will use the United States Department of Agriculture’s grade requirements for U.S. Number Two Yellow Corn.

From time to time GPE may also decide to accept corn that does not meet the criteria for U.S. Number Two Yellow Corn or is otherwise substandard; however, GPE may, in its discretion, discount the price or make other allowances to account for the corn’s lesser grade quality, or condition at delivery.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

There are various federal and state laws and regulations and programs which have led to the increasing use of ethanol in fuel, including various subsidies, tax credits and other forms of financial incentives.  Some of these laws provide economic incentives to produce ethanol and some of these laws mandate the use of ethanol.  The revocation, amendment or non-renewal of any one or more of these laws, regulations or programs could adversely affect the future use of ethanol and our business and operations in a material way.  Any material reduction of the use of ethanol would have an adverse affect on GPE’s profitability and viability.

The operations of GPE are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks.  GPE believes it is currently in compliance with environmental laws and regulations.  Protection of the environment will require GPE to incur expenditures for equipment or processes, none of which have been or are believed to be material to its business.  If GPE were found to have violated federal, state or local environmental regulations, GPE could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect its business.

EMPLOYEES

As of March 20, 2002, Brian Minish, the Chief Executive Officer and Chief Financial Officer of GPE, is the only person employed by GPE, and GPE employs Brian Minish on a part-time basis.  See Item 9 below for additional information on Brian Minish.  In addition, GPE occasionally hires temporary employees to work on an as-needed basis.

Prior to the plant becoming operational, Broin Management, LLC will select a general manager to oversee and be responsible for operations and production on a day-to-day basis.  The general manager will be a full-time, on-site position, although the general manager will actually be an employee of Broin Management, LLC.  In addition, GPE anticipates that it will employ 33 full-time or full-time equivalent employees once the plant is operational, including an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, plant operators, plant maintenance personnel, an accountant, a receptionist and a secretary.  GPE estimates that its annual payroll will be approximately $1.3 million once the plant is operational (not including the salary of the general manager employed by Broin Management).

Item 2.   Description of Property.

On November 7, 2001, GPE purchased 119 acres of land near the town of Chancellor in Turner County, South Dakota.  The real estate was conveyed by warranty deed and is not subject to any encumbrance.  GPE plans to build the ethanol plant on this site.  The site is served by multiple state highways and is near Interstate Highways 29 and 90 which will provide transportation links in all directions.  The site will also have rail facilities and connections to the Burlington Northern Santa Fe railroad system, which will facilitate transporting the ethanol and DDGS produced at the plant to national target markets.

Item 3.   Legal Proceedings.

From time to time GPE may be subject to litigation incidental to its business.  GPE is not currently a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, GPE did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

There is no public trading market for GPE’s capital units.  In addition, Article 4 of GPE’s First Amended and Restated Operating Agreement provides a number of restrictions regarding the transfer of capital units by GPE members.  The Operating Agreement prohibits members from disposing of capital units without approval by GPE’s Board of Managers and compliance with the Capital Units Transfer System.  The Operating Agreement prohibits the GPE Board of Managers from approving a disposition of units if the units are not registered under the Securities Act of 1933 or are not exempt from registration requirements under the Securities Act of 1933.  In addition, the Board of Managers may not approve a disposition of units if the disposition, combined with all other dispositions of capital units within the preceding 12 months, would result in GPE losing its partnership status and being taxed as a C corporation under the Internal Revenue Code.  The Board of Managers anticipate that they will adopt a Capital Units Transfer System during the first trimester of 2003.  The Capital Units Transfer System must be designed to preserve GPE’s partnership tax status.

Transferees of Class A units will be required to execute a Corn Delivery Agreement.  In addition, dispositions of some or all of Broin Investments II, LLC’s Class B units is prohibited unless Broin Investments II, LLC first offers to sell the Class B units to GPE at the fair market value which is determined according to Section 4.5 of the Operating Agreement.

As of March 20, 2002, there were 503 Class A members, 1 Class B member, and 120 Class C members, representing a total of 504 members.

GPE is required to make an annual distribution to its members of a minimum of 20% of the net cash it earns from operations as long as net cash from operations is in excess of $500,000 for that year, and the distribution would not violate or cause GPE to default under any of the terms of any of GPE’s credit facilities or debt instruments.

PRIVATE PLACEMENTS

All 200 Class B units were sold to Broin Investments II, LLC in a private offering pursuant to the terms of the Contract for Future Services effective December 18, 2000.  The offering price for each Class B unit was $5,000 and Broin Investments II, LLC initially paid 10% of the total purchase price in cash and 90% by executing and delivering a promissory note in favor of GPE.  Prior to December 31, 2001, the Board of Managers called the remaining amounts due on the promissory note, with 40% of the total purchase price due on January 15, 2001, and the remaining 50% due on April 1, 2002.

Broin Management, LLC also purchased 40 Class C units in a private offering pursuant to the terms of the Contract for Future Services effective December 18, 2000.  The offering price for each Class C unit was $5,000 and the total purchase price was $200,000.  Broin Management, LLC paid 10% of the total purchase price in cash and 90% of the purchase price by executing and delivering a promissory note in favor of GPE.  Prior to December 31, 2001, the Board of Managers called the remaining amounts due on the promissory note, with 40% of the total purchase price due on January 15, 2001, and the remaining 50% due on April 1, 2002.

In addition, 16 Class D units were sold to the members of the initial Board of Managers and the Managing Member in a private offering that took place in December 2000, when GPE was formed.  Each member of the initial Board of Managers and the Managing Member, Broin Management, LLC, purchased one Class D unit for a purchase price of $100 per unit.  Upon the completion of the initial public offering, each Class D unit was automatically converted into one Class C unit.  Because the offering price of $5,000 per capital unit substantially exceeds the price paid for the Class D units, the members of GPE’s initial Board of Managers and its Managing Member realized an immediate increase in the net tangible book value of their Class D units and investors realized an immediate dilution of the capital units purchased in the other private offerings and the initial public offering.  However, because the Class C units that were issued upon conversion of the Class D units represented less than 1% of the total outstanding units, the total dilution to the investors was not significant.

The offering of the Class B, Class C and Class D units described in the foregoing paragraphs have not been registered under the Securities Act of 1933.  Pursuant to § 4(2) of the Securities Act of 1933, the transactions were exempt from the registration requirements of §5 of the Securities Act of 1933 because the transactions did not involve a public offering.  See “Use of Proceeds” below for a description of how the proceeds of the private offering will be used.

THE INITIAL PUBLIC OFFERING

A registration statement under the Securities Act of 1933 was filed to register the initial public offering of Class A and Class C units and declared effective by the SEC on June 8, 2001.  The registration file number assigned by the SEC is 333-56368.  GPE’s initial public offering, which began on June 11, 2001, was for a minimum of 2,310 units and a maximum of 4,460 units at a price of $5,000 per unit. The consideration for the units consisted of an initial cash payment of $500 per unit and a note for $4,500 per unit.

GPE terminated the offering on July 9, 2001 after receiving subscriptions for 3,502 units with an aggregate offering price of $17,510,000.

As of December 31, 2001, the net proceeds received by GPE from the initial public offering were $1,904,600 in cash and $15,513,400 in promissory notes.  On November 5, 2001, the Board of Managers, in anticipation of the execution of a loan commitment letter, authorized the call on the amounts due on the promissory notes for Class A and Class C units, with $2,000 per unit due on January 15, 2002, and the remaining $2,500 per unit due on April 1, 2002.  As of March 20, 2002, three subscribers had defaulted on subscriptions to purchase an aggregate of 16 units by failing to make the January 15, 2002 payment.  Pursuant to Section 4.3 of GPE’s Operating Agreement, GPE could either pursue collection actions against these investors or redeem their capital units at no cost to GPE.  The Board of Managers decided to exercise GPE’s option to redeem the capital units, and GPE retained the defaulting subscribers’ previously contributed capital contributions (an aggregate of $7,000) as liquidated damages as provided in the Operating Agreement.  Included in the 16 defaulted units are two units from one subscriber who had submitted two separate Subscription Agreements, each of which included subscriptions for different numbers of units.  GPE accepted both Subscription Agreements.  GPE later learned from the subscriber that he did not intend to have both agreements accepted.  Once GPE had been informed of this, it agreed to apply $1,000 of the subscriber's initial cash payment to the remaining 90% of the purchase price for the remaining units he had subscribed for.  This $1,000 accounted for 2 of the 16 defaulted units.  The net loss in investment value to GPE as a result of these defaults was $73,000.  See Item 6 below for a description of how the proceeds of the public offering will be used.

USE OF PROCEEDS

From June 8, 2001, the effective date of the registration statement, to December 31, 2001, Great Plains incurred no expenses in connection with the issuance and distribution of the registered capital units for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters.  Other expenses relating to the issuance and distribution of the registered capital units for this period were $80,300 and total expenses for this period were $92,000.  Except for the salary paid to Brian Minish as Chief Executive Officer and Chief Financial Officer of GPE, none of these payments were direct or indirect payments to directors, officers, general partners of the issuer or their associates.

GPE used $291,346 of the offering proceeds to purchase the land for the ethanol plant to be built in Turner County, South Dakota.  GPE also used the proceeds of the private and public offerings described above to make the following payments:  (1) $208,000 in direct payments to Broin Management, LLC for management services; (2) $78,000 to repay a line of credit; (3) $24,375 for financing costs; (4) approximately $160,000 in offering costs that were incurred prior to June 8, 2001; and (5) approximately $208,000 in other startup costs.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

LIQUIDITY AND CAPITAL RESOURCES

GPE is a development stage start-up company in the process of designing and building a 40 million gallon ethanol plant to produce ethanol and DDGS.  GPE received net proceeds of $17,418,000 (in cash and promissory notes) relating to subscriptions for 1,513 Class A and 1,973 Class C units from its initial public offering, $200,000 for 40 Class C units in a private offering to Broin Management, LLC, $1,000,000 for 200 Class B units in a private offering to Broin Investments II, LLC, and $1,600 for 16 Class D units in a private offering to GPE’s Board of Managers and Managing Member.  GPE has also received $7,000 relating to subscriptions for a total of 16 capital units in the initial public offering which were later redeemed due to the subscribers’ default on their promissory notes.  As of March 20, 2002, GPE had collected an aggregate of approximately $9,715,000 of the amount owed by subscribers.  The remaining amount is due from subscribers by April 1, 2002.

On November 7, 2001, GPE accepted the terms of a loan commitment with AgCountry Farm Credit Services to borrow up to $32.5 million in the form of a non-revolving construction loan until October 1, 2003, at which time the outstanding balance of the loan shall be converted into a term loan with a ten year maturity.  GPE may convert up to $6 million of the term loan into a revolving term facility, subject to certain conditions and interest rate provisions.  The interest rate on the construction loan will be the 30 day LIBOR plus 3.14% per annum.  After October 1, 2003, GPE will be able to choose among various interest rate options designated by the lender.  The construction and term loans will be secured by a first and prior lien on the GPE real and personal property and the collateral assignment of the GPE’s material contracts.  Absent unforeseen circumstances, GPE and AgCountry Farm Credit Services have agreed that the closing for the construction loan will take place on April 30, 2002, and they anticipate that AgCountry’s appraisal process will begin around April 15, 2002.  The closing fee to the lender will be $243,750, or .75% of the maximum principal amount of the loan.

Pursuant to the terms in the commitment letter, the loan from AgCountry Farm Credit Services will contain a number of covenants that will restrict GPE’s ability to take certain actions and will require GPE to meet certain financial requirements.  The loan will contain the following covenants:

(1)                                  GPE must have a minimum ratio of (i) total current assets to (ii) total current liabilities of 1:1 on October 1, 2003 and thereafter, and a ratio of 1.2:1 on or after October 1, 2004;

(2)                                  GPE must have a maximum ratio of (i) net worth to (ii) total assets of 0.4:1 on October 1, 2004, and thereafter;

(3)                                  GPE must have a minimum fixed charge coverage ratio of (i) earnings before interest, taxes, depreciation and amortization to (ii) the sum of interest, mandatory debt payments, non-financed maintenance capital expenditures, and equity distributions of 1.15:1 at all times;

(4)                                  GPE shall not make any capital expenditures that exceed $500,000 in any fiscal year without the prior consent of AgCountry Farm Credit Services; and

(5)                                  GPE shall not make annual distributions to the holders of GPE ownership units in excess of 75% of GPE’s pre-tax net income (after GPE has made all required principal and interest payments) without the approval of AgCountry Farm Credit Services

Under the terms of the initial public offering, once GPE accepted the terms of the loan commitment, GPE was able to break escrow.  See “Use of Proceeds” under Item 5.

GPE has also received notification of an award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant.  GPE was awarded $401,704 under the grant, and received payments under the grant in January and March 2002.  This money may be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.

In addition, on March 19, 2002, the Turner County Board of Commissioners approved a request for tax increment financing for the GPE ethanol plant.  GPE anticipates that it will receive approximately $1 million, based upon the predicted increased tax revenue that will be realized as a result of the ethanol plant project.  Turner County will raise this amount by selling tax increment bonds.  GPE will not have any liability for repaying the bonds.  The bonds are payable solely from the positive tax increment portion of the real property taxes which are imposed and collected on real property pursuant to South Dakota law.

PLAN OF OPERATIONS

During the 2002 fiscal year, GPE plans to use the proceeds from its initial public offering, as well as funds from lenders and government sources to begin construction of the 40 million gallon ethanol plant and other facilities on the property located in Turner County, South Dakota.  Construction of the ethanol plant will take approximately 14 to 16 months from the time that GPE completes site preparations and begins pouring concrete.

GPE has entered into a Design/Build Construction Contract with Broin and Associates, Inc. for the design and construction of the ethanol plant.  Broin and Associates, Inc. is currently receiving bids for the grading work and the construction of the grain storage bins.  GPE expects that contractors will begin grading the site on or about April 13, 2002.  This will include preparing the rail beds and road beds to access the site as well as preparing the foundation for the plant and grain bins.  GPE anticipates that contractors will begin laying the foundation and constructing the grain storage bins by the end of May 2002.

GPE has entered into a Consulting Agreement with U.S. Energy Services, Inc. to assist GPE in managing its energy needs and negotiating with energy suppliers.  U.S. Energy has provided GPE with an analysis of how GPE can most efficiently and economically meet its natural gas and electricity needs.  U.S. Energy is currently negotiating with multiple suppliers of electrical and gas to supply GPE with its energy needs.  GPE expects these negotiations to be completed during the 2002 fiscal year.  In addition, GPE and Broin Management, LLP are also conducting final negotiations for the supply of water to the plant.

Once completed, Broin Management, LLC will be responsible for the plant’s day-to-day operations.  GPE anticipates that a total of $52 million of debt and equity will be necessary to purchase the real estate, complete the construction of the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses.  GPE expects to raise an aggregate of approximately

$52,533,000 through its initial public offering, private offerings to Broin affiliates, the loan agreement from AgCountry Farm Credit Services, the grant from the U.S. Department of Agriculture, and the tax increment financing from Turner County.

GPE has entered into agreements with Broin affiliates to market and sell all of the ethanol and DDGS it produces.  GPE does not intend to hire a sales staff to market any of its products.  Broin affiliates will be paid commissions under the marketing contracts with them to market and sell GPE’s products.  As the Managing Member, Broin Management, LLC will also be responsible for hiring and supervising all of the GPE staff with respect to the direct operations of the ethanol plant, including receiving, production and shipping.

With the proceeds of the initial public offering, the private offerings, the debt financing, the government grants and the tax increment financing, GPE expects to have sufficient cash on hand to cover construction costs, including the installation of utilities, construction of the plant, equipment acquisition and interest accrued during construction.  In addition, GPE expects to have enough cash to cover its operating and administrative expenses until it begins collecting payment on its accounts receivable.  Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to its debt financing and its initial public offering.

GPE anticipates that it will have adopted and approved a Capital Units Transfer System by the third trimester of 2002.  The Capital Units Transfer System will conform with Section 1.7704-1 et seq. of the Treasury Regulations as adopted or amended by the Internal Revenue Service from time to time.  No member may dispose of any capital units until the Board of Managers has adopted the Capital Units Transfer System, and all such dispositions must comply with the Capital Units Transfer System.

Item 7.   Financial Statements.

Great Plains Ethanol’s audited financial statements, described as follows, are appended to the signature page of this report.

Independent Auditor’s Report

Balance Sheets – December 31, 2001 and 2000

Statements of Operations – For the Year ended December 31, 2001, for the Period from December 20, 2000 to December 31, 2000, and for the Period from December 20, 2000 to December 31, 2001

Statements of Changes in Members’ Equity – For the Period December 20, 2000 to December 31, 2001

Statements of Cash Flows – For the Year ended December 31, 2001, for the Period from December 20, 2000 to December 31, 2000, and for the Period from December 20, 2000 to December 31, 2001

Notes to Financial Statements

Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

To the best of GPE’s knowledge, there are no disagreements with accountants on accounting and financial disclosure.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

BOARD OF MANAGERS

Fifteen individuals serve as GPE’s initial Board of Managers until the members hold a special meeting to elect a new Board of Managers.  GPE expects to hold the special meeting to elect a new Board of Managers during the first quarter of 2003 in anticipation of the completion of construction.  All members of the Board of Managers are serving in their initial term of office.  Pursuant to the First Amended and Restated Operating Agreement, the initial members may not be replaced or removed until a special meeting is called to elect a new Board of Managers.

The table below sets forth important information concerning the initial members of the Board of Managers.

Name, Address and Telephone	Age	Occupation	Background
Dwayne Atkins 46939 273rd Street Tea, SD 57064 (605) 368-2613	66	Farmer

Mr. Atkins has been in the business of farming near Tea, South Dakota for the past 31 years, and has worked in the trucking industry and served as the manager of a local grain elevator. He has been a member of Southeastern Grain Dealers Association since 1980.

Jeff Broin 2209 East 57th Street North Sioux Falls, SD 57108 (605) 965-2200	36	Ethanol Business Development

Mr. Broin has been integrally involved in this ethanol project from the early planning stages.  Mr. Broin is currently the Chief Executive Officer of Broin and Associates, Inc., the Chief Managing Officer of Broin Management, LLC  and the Chief Executive Officer of Broin Enterprises, Inc. since 1987.  Mr. Broin also managed Broin Enterprise’s ethanol plant in Scotland, South Dakota for approximately 10 years.  Mr. Broin has been instrumental in the construction and management of ethanol plants in the Midwest and in ethanol product marketing since 1987.  Mr. Broin has a Bachelor of Science in Agricultural Business from the University of Wisconsin.  Mr. Broin also has served on the board of the American Coalition for Ethanol since 1990, as the acting Director of the South Dakota Ethanol Producers Association since 1991, and as a member of the Renewable Fuels Association since 1997.  He is also an associate member of the South Dakota Corn Growers Association.  Mr. Broin also serves on the boards of six other ethanol plants operated and managed by Broin Management.

Darrell Buller 45722 272nd Street Parker, SD 57053 (605) 297-4569	47	Farmer/ Insurance Claims Adjuster	Mr. Buller has been farming in the Parker, South Dakota area since 1981. He has also been employed as an insurance claims adjuster for 24 years.

Steve Christensen 27821 452nd Avenue Parker, SD 57053 (605) 297-4863	49	Farmer

Mr. Christensen has been a farmer for the last 30 years in Parker, South Dakota.  He also worked at the Terminal Grain Elevator in Parker, South Dakota on a part-time basis from 1980 to 1992.  Mr. Christensen was a member of the South Dakota Air National Guard from 1971 to 1991.

Dennis Hardy 47312 288th Street Beresford, SD 57004 (605) 372-4696	56	Farmer

Mr. Hardy has farmed in the Beresford, South Dakota area for over 20 years.  He is the current President of the Farmers Pork Cooperative and the immediate past chairman of the South Dakota Soybean Research and Promotion Council.  Mr. Hardy received a Bachelor of Science degree in Electrical Engineering from South Dakota State University in 1968.

Rich Horton 45446 285th Street Hurley, SD 57036 (605) 238-5891	53	Farmer

Mr. Horton has farmed in the Hurley, South Dakota area for over 20 years.  He was employed as a farm manager in the areas of farm management and banking until 1979.  He received a Bachelor of Science degree in Agricultural Science from Iowa State University in 1973.  He is a former member of the board of directors of the Turner County Pork Producers.

Darrin Ihnen 28065 459th Avenue Hurley, SD 57036 (605) 238-5544	36	Farmer

Mr. Ihnen has been a farmer for 20 years in Hurley, South Dakota.  He is currently a board member of the South Dakota Corn Growers Association and a member of the Turner County Pork Producers and the South Dakota Soybean Association.

David Lambert Post Office Box 295 Parker, SD 57053 (605) 297-3399	41	Economic Development

Mr. Lambert has been a facilitator for the Southeast Enterprise Facilitation Project in Turner County, South Dakota since 1997.  He previously was a community economic developer for the City of Fayette, Missouri and a planner for the Northeast Council of Governments in Aberdeen, South Dakota.  Mr. Lambert received an Associate of Applied Sciences degree in Agricultural Management from the Mitchell, South Dakota Vocational-Technical School, a Bachelor of Arts in Business with an Accounting emphasis from Dakota Wesleyan University, and a Master of Arts in Public Administration from Mankato State University.  He is also currently a member of the Southeast South Dakota Economic Advisory Board.

John A. Ludens 114 South Garfield Street Lennox, SD 57039 (605) 647-2215	76	Retired

Mr. Ludens farmed in the Davis, South Dakota area for over 40 years.  He is the past President of the South Dakota Livestock Feeders and the South Dakota Irrigators.  He also served on the National Cattleman’s Association board for 9 years.

Mark Miller 216 West Well Street Freeman, SD 57029 (605) 925-4992	31	Farmer

Mr. Miller has been a farmer in Freeman, South Dakota since 1999.  He was a youth minister in Milbank, South Dakota from 1995 to 1999.  He received an Associates Degree in Aviation from Hesston College.  From 1991 to 1992, Mr. Miller was a flight instructor at South Dakota State University.

Jim Rand 27966 452nd Avenue Parker, SD 57053 605-297-9873	47	Farm and Business Owner

Mr. Rand has been farming in the Parker, South Dakota area since 1974.  He also has owned and operated a construction business since 1985.  Mr. Rand was a member of the Parker Township Board and the Farmers Union Cooperative Board for approximately 15 years.

Dennis Schrag 44133 283rd Street Freeman, SD 57029 (605) 925-7482	45	Farmer	Mr. Schrag has been a farmer in the Freeman, South Dakota area since 1973. He is a former member of the Childstown Township Board.

Paul Shubeck 121 Dakota Avenue Centerville, SD 57014 (605) 563-2914	47	Farmer

Mr. Shubeck has been a farmer in the Centerville, South Dakota area for the last 18 years.  He also has been a mediator for the United States Department of Agriculture and the South Dakota Department of Agriculture for the last 12 years.  He is currently a member of the Turner County Conservation District Board and the Clay County Farm Bureau Board.  Mr. Shubeck received a Bachelor of Science degree in Agricultural Engineering from South Dakota State University in 1977 and a Master of Business Administration degree from the University of Sioux Falls in 1994.

Steve Sinning 46366 280th Street Lennox, SD 57039 (605) 647-5339	47	Farmer	Mr. Sinning has farmed in the Lennox, South Dakota area since 1978. He holds a degree in Biology and Chemistry from the University of South Dakota.

Dan Viet 27148 SD Highway 19 Parker, SD 57053 (605) 297-3175	39	Farmer	Mr. Viet has been a farmer in Parker, South Dakota since 1982. He graduated from Mitchell, South Dakota Vocational-Technical College in 1982. He is a current member of the Turner County Fair Board.

EXECUTIVE OFFICERS

GPE’s initial Board of Managers has appointed Brian Minish to serve as GPE’s Chief Executive Officer and Chief Financial Officer for an indefinite term.  Mr. Minish serves on a part-time basis and is currently the only executive officer of GPE.

Mr. Minish’s employment history in the agriculture industry includes a sales position with Monsanto from 1976 to 1980, and he was a grain elevator manager in Harmon, Illinois from 1980 to 1983 and Woodbine, Iowa from 1983 to 1985.  He also was employed in the securities industry as a commodity broker at Securities Corporation of Iowa in 1986.  In 1986, Mr. Minish joined American Cyanamid, where he held positions in logistics, sales supervision and marketing management.  At American Cyanamid he was responsible for the marketing management of the company’s domestic insecticide products.  Mr. Minish left American Cyanamid in 1999.  Since 1999, he has worked as a consultant to South Dakota Ag Producer Ventures, the Sioux Empire Fair in Sioux Falls, South Dakota and Dakota Layers Cooperative.  Mr. Minish received a Bachelor of Science in Agriculture from the University of Wisconsin at Platteville, Wisconsin in 1975 and a Master of Business Administration degree from Northwest Missouri State in 1978.

Mr. Minish is also an employee of Val-Add Service Corporation, which serves as GPE’s project coordinator.

Item 10.   Executive Compensation.

BOARD OF MANAGERS

GPE does not anticipate paying the initial members of the Board of Managers any cash compensation for their service as Board members; however, the members of the Board of Managers each received a Class D unit for which each Board member paid $100.  Upon the completion of the initial public offering, the Class D units held by the Board members were converted automatically to Class C units which were otherwise being sold for $5,000 per unit.  Board members will be reimbursed for reasonable expenses incurred in carrying out their duties as Board members.  A per diem fee for attending meetings may be set by the Board of Managers.  All Board members who are members of GPE will receive the same membership benefits all other members receive.

EXECUTIVE OFFICERS

Mr. Minish receives a salary of $4,500 per month for his services as Chief Executive Officer and Chief Financial Officer, which was increased from $3,000 per month on October 1, 2001 by the Board of Managers.  Mr. Minish’s employment is subject to an employment contract with GPE beginning on December 18, 2000.  Mr. Minish has not received any options or other long-term incentive awards.   Pursuant to his contract, Mr. Minish does not receive any health-care, retirement or other benefits, but is paid a salary and reimbursed for his costs and expenses incurred in connection with his employment.  The contract is terminable by either party with 60 days’ notice.

The following table sets forth all the compensation paid to each of our executive officers prior to December 31, 2001, the end of our latest fiscal year.

		Annual Compensation				Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year ended Dec. 31,	Salary ($)		Bonus ($)	Other Annual Compen– sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compen- sation ($)
Brian Minish Chief Executive Officer and Chief Financial Officer	2000 2001	3,000 40,500	(1)	—	—	—	—	—	—

(1)           Brian Minish was only employed by GPE during one month in 2000.

                GPE has not issued, either directly or as part of a Long-Term Incentive Plan, any options or stock appreciation rights to any executive officer or Board member of the company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the current beneficial ownership of GPE capital units in terms of equity and voting interests, by members of the Board of Managers, executive officers, the Managing Member, and any beneficial owner of more than 5% of any class of GPE’s capital units.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (in units)	Equity Percent of Class	Voting Percent of Class
Class A	Dwayne Atkins, Manager	2	*	*
Class A	Darrell Buller, Manager	2	*	*
Class A	Steve Christensen, Manager	2	*	*
Class A	Dennis Hardy, Manager	11	*	*
Class A	Rich Horton, Manager	10	*	*
Class A	Darrin Ihnen, Manager	10	*	*
Class A	David Lambert, Manager	2	*	*
Class A	John A. Ludens, Manager	42	2.78	*
Class A	Mark Miller, Manager	2	*	*
Class A	Jim Rand, Manager	20	1.32	*
Class A	Dennis Schrag, Manager	2	*	*
Class A	Paul Shubeck, Manager	2	*	*
Class A	Steve Sinning, Manager	6	*	*
Class A	Dan Viet, Manager	4	*	*
Class A	Brian Minish, CEO and CFO	2	*	*
Class A	Managers, Managing Member and executive officers, as a group	119	7.87	2.98

Class B	Broin Investments II, LLC	200	100	100
Class B	Jeff Broin, Manager(2)	200	100	100
Class B	Managers, Managing Member and executive officers, as a group	200	100	100

Class C	Broin Investments II, LLC(3)	400	19.71	19.71
Class C	Broin Management, LLC, Managing Member (3)	41	2.02	2.02
Class C	Dwayne Atkins, Manager	53	2.61	2.61
Class C	Jeff Broin, Manager (3)	442	21.78	21.78
Class C	Darrell Buller, Manager	26	1.28	1.28
Class C	Steve Christensen, Manager	14	*	*
Class C	Dennis Hardy, Manager	1	*	*
Class C	Rich Horton, Manager	15	*	*
Class C	Darrin Ihnen, Manager	1	*	*
Class C	David Lambert, Manager	12	*	*
Class C	John A. Ludens, Manager	49	2.41	2.41
Class C	Mark Miller, Manager	11	*	*
Class C	Jim Rand, Manager	11	*	*
Class C	Dennis Schrag, Manager	13	*	*
Class C	Paul Shubeck, Manager	11	*	*
Class C	Steve Sinning, Manager	11	*	*
Class C	Dan Viet, Manager	1	*	*
Class C	Brian Minish, CEO and CFO	10	*	*
Class C	Managers, Managing Member and executive officers, as a group	681	33.56	33.56

*              Equals less than 1% beneficial ownership of the class.

(1)                                  The addresses for each of the individual Managers listed above are set forth under Item 9 above.  The address for Broin Management, LLC and Broin Investment II, LLC is 2209 East 57th Street North, Sioux Falls, South Dakota 57104.

(2)                                  Represents 200 Class B units held of record by Broin Investments II, LLC that were purchased in connection with  the December 18, 2000 Contract for Future Services.  Mr. Broin holds an ownership interest in and controls Broin Investments II, LLC and is, therefore, a beneficial owner of the shares owned by Broin Investments II, LLC.

(3)                                  Represents one Class C unit held of record by Jeff Broin, which was received upon the conversion of his Class D unit, one Class C unit held of record by Broin Management, LLC, which was received upon the conversion of its Class D unit, 40 Class C units held of record by Broin Management LLC that were purchased in connection with the December 18, 2000 Contract for Future Services, and 400 Class C units held of record by Broin Investments II, LLC that were purchased in the initial public offering.  Mr. Broin holds an ownership interest in and controls Broin Management, LLC and Broin Investments II, LLC; accordingly, Mr. Broin is a beneficial owner of all the shares owned by each of Broin Management, LLC and Broin Investments II, LLC.

Item 12.   Certain Relationships and Related Transactions.

The individual members of GPE’s initial Board of Managers and the Chief Executive Officer and Chief Financial Officer have not entered into, and do not anticipate entering into, any contractual or other transactions between themselves and Great Plains Ethanol, except for Subscription Agreements for the Class D units which each Board member and the Managing Member has entered into, and Subscription Agreements and Corn Delivery Agreements they have entered into upon purchasing units during the initial public offering in forms identical to those provided to other investors.

GPE has contracted with Broin and Associates, Inc. and its affiliated companies to assist GPE in virtually all aspects of the ethanol plant project, including site selection, permitting and zoning, construction, plant management and operation, and the marketing and sale of ethanol and DDGS.  Broin and Associates, Inc. is a Sioux Falls, South Dakota based engineering and construction management firm specializing in the design, engineering, construction, and plant start-up of new ethanol production facilities in the Midwest.  Broin and Associates, Inc. is owned by Robert, Jeff, Todd and Lowell Broin, and Jeff Broin is the Chief Executive Officer of Broin and Associates, Inc.  Jeff Broin currently serves on the Board of Managers of GPE and six other ethanol production facilities managed by Broin.

Broin Management, LLC, an affiliate of Broin and Associates, Inc. will serve as the Managing Member of GPE and will manage the day-to-day operations of the ethanol plant.  GPE will pay Broin Management a fixed annual fee of $250,000, to be adjusted annually for inflation.  GPE will also pay Broin Management, LLC an incentive bonus of 4% of the trimester net income.  The trimester bonus will be calculated annually based upon audited net profits.  GPE will pay certain expenses incurred with respect to operation of the plant while other expenses, including, but not limited to, the provision of a full-time plant manager, are included as part of Broin Management’s fees.  GPE may only terminate Broin Management “for cause” which is defined in GPE’s Operating Agreement as illegal or unethical conduct, substandard performance of the ethanol plant for a period of two consecutive years, and the sale, change of control or disposition of Broin Management.

GPE has signed an Ethanol Marketing and Services Contract with Ethanol Products, LLC, an affiliate of Broin and Associates, Inc., to market the ethanol produced at the ethanol plant.  The contract will be in effect for a term equal to the term of GPE’s primary debt financing for the ethanol plant.  Ethanol Products, LLC will receive a marketing fee of $.0040 per gallon of ethanol sold and an administrative fee of $.0025 per gallon of ethanol sold.

GPE has signed a DDGS Marketing Contract with Dakota Commodities, an affiliate of Broin and Associates, Inc., to market the DDGS produced at the ethanol plant.  The contract will be in effect until the later of the following two events:  the term of GPE’s initial debt funding for the ethanol plant, or seven years from the date that the ethanol plant begins operations.  It will automatically renew for additional three-year periods, unless discontinued by either party upon at least three months prior written notice of nonrenewal.  GPE will pay Dakota Commodities a marketing fee of 2% of the gross monthly sales of DDGS with a minimum annual fee of $200,000 per year.  GPE will be responsible for invoicing all loads, receiving payments from customers and paying freight when necessary.  All account receivable losses arising from the sales of DDGS will be the sole responsibility of GPE.

Broin Investments II, LLC, a Broin and Associates, Inc. affiliate, is currently the only Class B member and, as such, has the right to elect one person to the Board of Managers.

GPE entered into a consulting agreement with Val-Add Service Corporation (“Val-Add”) in December 2000 to act as the project coordinator.  Val-Add is a South Dakota based consulting firm that provides services to businesses in South Dakota and neighboring states.  Brian Minish, Chief Executive Officer and Chief Financial Officer of GPE, is also an employee of Val-Add.

Val-Add has been assisting GPE with development and structuring of its business plan, negotiations with Broin and Associates, Inc., and securing the required debt financing for the project.  The consulting agreement is for an indefinite period and can be cancelled by either party upon 10 days written notice to the other party.  Under the contract, GPE will pay Val-Add $1,500 per month for services rendered and, with approval of the Board of Managers, a bonus of $50,000 upon execution of a letter of commitment from a lending institution.  If the consulting agreement is terminated, GPE’s payment obligations to Val-Add will cease, except that Val-Add will be entitled to payments for periods or partial periods that occurred prior to the date of termination and for which Val-Add has not yet been paid.  Val-Add is also entitled to reimbursement for postage, copying, web hosting and long distance telephone charges.

GPE also entered into a services agreement with Val-Add in December 2000.  The services agreement is of indefinite duration and can be terminated by either party upon 10 days written notice to the other party.  Under the services agreement, GPE will pay Val-Add a flat monthly fee of $35 and an hourly fee of $25 for certain clerical and administrative services related to the operation of the proposed ethanol plant.

Item 13.   Exhibits and Reports on Form 8-K.

                The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a)           Exhibits.  See Exhibit Index

(b)           Reports on Form 8-K.  No reports on Form 8-K were filed during fiscal year 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Date:	March 29, 2002	By	/s/ Brian Minish
Brian Minish
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Minish			Date	March 29, 2002
Brian Minish, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal
Financial Officer)

/s/ Dwayne Atkins			Date	March 28, 2002
Dwayne Atkins
Manager

/s/ Jeff Broin			Date	March 28, 2002
Jeff Broin
Manager

/s/ Darrell Buller			Date	March 28, 2002
Darrell Buller
Manager

/s/ Steve Christensen			Date	March 28, 2002
Steve Christensen
Manager

Date
Dennis Hardy
Manager

/s/ Rich Horton			Date	March 28, 2002
Rich Horton
Manager

/s/ Darrin Ihnen			Date	March 29, 2002
Darrin Ihnen
Manager

/s/ David Lambert			Date	March 30, 2002
David Lambert
Manager

/s/ John A. Ludens			Date	March 28, 2002
John A. Ludens
Manager

/s/ Mark Miller			Date	March 28, 2002
Mark Miller
Manager

/s/ Jim Rand			Date	March 28, 2002
Jim Rand
Manager

/s/ Dennis Schrag			Date	March 28, 2002
Dennis Schrag
Manager

/s/ Paul Shubeck			Date	March 29, 2002
Paul Shubeck
Manager

/s/ Steve Sinning			Date	March 28, 2002
Steve Sinning
Manager

Date
Dan Viet
Manager

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

GREAT PLAINS ETHANOL, LLC

Table of Contents

INDEPENDENT AUDITOR’S REPORT

FINANCIAL STATEMENTS
Balance Sheets
Operations
Changes in Members’ Equity (Deficiency in Assets)
Cash Flows
Notes to Financial Statements

INDEPENDENT AUDITOR’S REPORT

The Board of Managers

Great Plains Ethanol, LLC

Lennox, South Dakota

We have audited the accompanying balance sheets of Great Plains Ethanol, LLC, (a development stage limited liability company) as of December 31, 2001 and 2000, and the related statements of operations, changes in members’ equity (deficiency in assets) and cash flows for the year ended December 31, 2001, for the period from December 20, 2000 (inception) through December 31, 2000 and the cumulative period from December 20, 2000 (inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Ethanol, LLC as of December 31, 2001 and 2000, and the results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Eden Prairie, Minnesota

January 10, 2002

GREAT PLAINES ETHANOL, LLC (A Development Stage Company) BALANCE SHEETS DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS

CURRENT ASSETS
Cash	$1,141,317	$2,949
Subscriptions receivable	—	1,600
Grant receivable	38,534	—
Prepaid expenses	27,085	461
Total current assets	1,206,936	5,010

PROPERTY AND EQUIPMENT
Land	290,626	—
Office equipment	1,220	—
Construction in progress	375,000	—
	666,846	—
Less accumulated depreciation	(175)	—
Net property and equipment	666,671	—

OTHER ASSETS
Prepaid offering expenses	—	66,930
Land option	—	500
Financing costs	24,375	—
	24,375	67,430

	$1,897,982	$72,440

LIABILITIES AND MEMBERS’ EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Accounts payable — trade	$11,000	$71,130
Accounts payable — offering costs	—	66,930
Accounts payable to related party — construction costs	375,000	—
Accrued liabilities	2,755	3,230
Total current liabilities	388,755	141,290

MEMBERS’ EQUITY (DEFICIENCY IN ASSETS)
Total units authorized — 4,700
Class A Units, $5,000 par, 1,529 and 0 units subscribed, respectively	7,645,000	—
Class B Units, $5,000 par, 200 and 0 units subscribed, respectively	1,000,000	—
Class C Units, $5,000 par, 2,029 and 0 units subscribed, respectively	10,145,000	—
Class D Units, $100 par, 0 and 16 units issued and outstanding, respectively	—	1,600
Additional paid-in capital	—	4,151
Deficit accumulated during the development stage	(765,773)	(74,601)
Less subscriptions receivable:
Related party	(2,854,000)	—
Others	(13,661,000)	—
Total members’ equity	1,509,227	(68,850)

	$1,897,982	$72,440

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC (A Development State Company) STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001	Period From December 20, 2000 (Inception) to December 31, 2000	Period From December 20, 2000 (Inception) to December 31, 2001
OPERATING REVENUES	$—	$—	$—

OPERATING EXPENSES
Organizational costs
Legal fees	16,348	44,285	60,633
Accounting fees		2,709	2,709
Startup expenses
Legal fees	39,879	7,567	47,446
Accounting fees	32,830	13,000	45,830
Administrative services	240,078	3,569	243,647
Salaries and benefits	62,689	3,230	65,919
Other	45,920	241	46,161
Total operating expenses	437,744	74,601	512,345

LOSS FROM START-UP ACTIVITIES	(437,744)	(74,601)	(512,345)

OTHER INCOME AND (EXPENSES)
Interest income	20,576		20,576
Interest expense	(1,328)		(1,328)
Other	(1,556)		(1,556)
Total other income and expenses	17,692	—	17,692

LOSS ACCUMULATED DURING DEVELOPMENT STAGE	(420,052)	(74,601)	(494,653)

BASIC LOSS PER CAPITAL UNIT	$(26,253)	$(4,663)

DILUTED LOSS PER CAPITAL UNIT		$(4,904)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC	16	16

DILUTED		56

See Notes to Financial Statements

GREAT PLAINES ETHANOL, LLC (A Development Stage Company) STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIENCY IN ASSETS) PERIOD FROM DECEMBER 20, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2001

										Additional Paid In Capital	Deficit Accumulated During The Development Stage	Total Amount
	Capital Units
	Class A		Class B		Class C		Class D		Subscriptions Receivable
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance, December 20, 2000	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—

Additional paid in capital received										4,151		4,151

Units issued	—	—	—	—	—	—	16	1,600				1,600

Less subscriptions receivable									(1,600)			(1,600)

Loss accumulated during the development stage											(74,601)	(74,601)

Balance, December 31, 2000	—	—	—	—	—	—	16	1,600	(1,600)	1,451	(74,601)	(74,450)

Additional paid in capital received										127,234		127,234

Units subscribed	1,529	7,645,000	200	1,000,000	2,013	10,065,000						18,710,000

Less subscriptions receivable									(18,710,000)			(18,710,000)

Collection of unit subscriptions									2,196,600			2,196,600

Conversion of Class D units to Class C units					16	1,600	(16)	(1,600)				—

Dividend on conversion of Class D units to Class C units						78,400					(78,400)	—

Cost of issuing membership units										(131,385)	(192,720)	(324,105)

Loss accumulated during the development stage											(420,052)	(420,052)

Balance, December 31, 2001	1,529	$7,645,000	200	$1,000,000	2,029	$10,145,000	—	$—	$(16,515,000)	$—	$(765,773)	$1,509,227

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC (A Development Stage Company) STATEMENTS OF CASH FLOWS

		Period From	Period From
		December 20, 2000	December 20, 2000
	Year Ended	(Inception) to	(Inception) to
	December 31, 2001	December 31, 2000	December 31, 2001
OPERATING ACTIVITIES
Loss accumulated during development stage	$(420,052)	$(74,601)	$(494,653)
Changes to loss accumulated during the development stage not affecting cash
Depreciation	175	$—	175
(Increase) in current assets
Prepaid expenses	(26,624)	(461)	(27,085)
Increase (decrease) in current liabilities			—
Accounts payable	(60,130)	71,130	11,000
Accrued expenses	(475)	3,230	2,755

NET CASH USED FOR OPERATING ACTIVITIES	(507,106)	(702)	(507,808)

INVESTING ACTIVITIES
Purchase of property and equipment	(291,346)	—	(291,346)

FINANCING ACTIVITIES
Proceeds from line of credit	78,000	—	78,000
Payments on line of credit	(78,000)	—	(78,000)
Financing costs paid	(24,375)	—	(24,375)
Proceeds from issuance of capital units	2,196,600	—	2,196,600
Additional paid in capital received	88,700	3,651	92,351
Cost of issuing membership units	(324,105)	—	(324,105)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,936,820	3,651	1,940,471

NET INCREASE IN CASH	1,138,368	2,949	1,141,317

CASH AT BEGINNING OF PERIOD	2,949	—	—

CASH AT END OF PERIOD	$1,141,317	$2,949	$1,141,317

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,328	$—	$1,328

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for prepaid offering costs	$—	$66,930	$—
Dividend on conversion of Class D units to Class C units	$78,400	$—	$78,400
Subscriptions receivable for membership units	$16,515,000	$1,600	$16,515,000
Additional paid-in capital related to grant receivable	$38,534	$—	$38,534
Land option assignment received as additional paid-in capital	$—	$500	$500

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC (A Development State Company) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC, a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000. As of December 31, 2001, the Company is in the development stage with its current efforts being principally devoted to the initial phases of engineering and construction of the ethanol plant.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles.  This method recognizes revenues as earned and expenses as incurred.

Revenue Recognition

Revenue from the production of ethanol and related products will be recorded upon delivery to customers. Interest income is recognized as earned.

Organizational and Start-Up Costs

Organizational and start-up costs are expensed as incurred. Organizational costs consist of amounts related to the formation of the company.  Start-up costs consist of amounts incurred during the development stage related to the operation and management of the company, which do not qualify as a capitalized cost.

Financing Costs

Financing costs will be amortized over the term of the related debt using the interest method of amortization.  Amortization of financing costs during construction will be capitalized as part of construction period interest.

Cost of Issuing Membership Stock

Costs incurred related to the sale of membership stock are recorded as offering costs and offset against additional paid-in capital, with any remaining amount applied to retained earnings (accumulated deficit).  Such costs include direct costs related to the offering such as consulting fees, payroll and related costs along with costs of meetings and materials associated with the Company’s initial public offering.

(continued on next page)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has an agreement for excess deposit insurance for deposits up to $15,000,000 during the construction of the ethanol plant.

Property and Equipment

Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. Depreciation on assets placed in service is computed using the straight-line method over estimated useful lives as follows:

Office equipment                                  7 years

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

Construction in progress consists of amounts incurred for the construction of the ethanol plant, capitalized interest and other costs that meet capitalization criteria.  As of December 31, 2001, the amount consisted solely of construction costs, as interest and other costs related to construction had not been incurred.

Additional Paid-In Capital

The Company received amounts from various entities to assist in funding the Company’s formation and development.  In addition, amounts earned under grant agreements are included in additional paid-in capital.  The Company is under no obligation to issue capital units related to these receipts and has recorded these amounts as additional paid-in capital.

Subscriptions Receivable

Subscriptions receivable are recorded for amounts due from members accepted by the Company who have not paid the entire amount due to the Company under the promissory notes issued for their Capital Units.  As of December 31, 2000, subscriptions receivable were collected prior to management’s release of the financial statements and were classified as a current asset.  Subscriptions receivable as of December 31, 2001 are classified as a reduction in members’ equity.

(continued on next page)

Earnings Per Capital unit

For purposes of calculating basic earnings per capital unit, capital units subscribed and issued by the Company are considered outstanding on the effective date of issue.  Diluted earnings per unit are calculated by including dilutive potential capital units in the denominator and adjusting net earnings (loss) as applicable.

Units subscribed for and not issued have not been included in diluted earnings (loss) per unit due to their antidilutive effect.

Income Taxes

The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement 143 regarding Accounting for Asset Retirement Obligations and Statement 144 regarding Accounting for Impairment of Long Lived Assets.  Management does not expect the implementation of these pronouncements to have a significant effect on the financial statements.

NOTE 3 -       LINE OF CREDIT

On July 9, 2001, the Company obtained a line of credit from Dakota Heritage State Bank of Chancellor, South Dakota.  The line of credit is due on July 9, 2002 and bears interest at a variable rate.  The total amount available to the Company is $100,000.  The debt is secured by all property held by the Company, including the Grant (See Note 4).  As of December 31, 2001, the Company had no outstanding balance on the line of credit.

NOTE 4 -       GRANT AGREEMENT

The Company has received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $401,000.  The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  As of December 31, 2001, the Company had requested $38,534 of the Grant, which has been recorded as additional paid-in capital.  This amount was received subsequent to year end.

(continued on next page)

NOTE 5 -       MEMBERS’ EQUITY

As specified in the Company’s Operating Agreement, the Company has four classes of membership capital units authorized: Class A, B, C and D.

As of December 31, 2001, the Company had completed its public offering of Class A and Class C Capital Units.  The Company received subscriptions for 1,529 Class A Capital Units and 1,973 Class C Capital Units, which would result in proceeds of $17,510,000 to the Company if all subscriptions were paid in full. The Company decided to stop accepting subscriptions in its public offering on July 9, 2001. As part of the public offering, 10% of the offering price for each subscription was required to be deposited to an escrow account. The Company received payment in the form of promissory notes for the balance of the subscription price from each subscriber. The funds in the escrow account were not available to the Company until the Company secured a commitment letter for debt financing to cover certain construction costs for the ethanol plant.  On November 7, 2001, the Company secured a commitment letter for debt financing and broke escrow and took possession of the $1,751,000 held in the escrow account related to the 1,529 Class A Units and 1,973 Class C Units subscribed in the offering.  In addition, the Company took possession of $120,000 held in escrow related to the Class B and Class C Units subscribed for in private sales.

A total of sixteen (16) Class D Capital Units were offered and sold for $100 per unit to each member of the initial Board of Managers and to the Company’s initial Managing Member. Class D Units were automatically converted to Class C Units upon completion of the public offering of Class A and C Capital Units described above.  A deemed dividend of $78,400 was recorded related to the conversion of the Class D Capital Units to Class C Capital Units during the year ended December 31, 2001.

The Company offered to sell, and an entity related to the Managing Member agreed to purchase, 200 Class B Capital Units at a price of $5,000 per capital unit, for a total of $1,000,000 in a private transaction.  As of December 31, 2001, the 200 Class B Capital Units were subscribed, with 10% ($100,000) of the proceeds received in cash, and the remaining $900,000 in the form of a promissoy note which is included in subscriptions receivable.  Transfer of Class B Capital Units is prohibited unless the units are first offered for sale to the Company at the fair market value of the units.

The Company also offered to sell, and the Managing Member agreed to purchase, 40 Class C Capital Units at a price of $5,000 per capital unit, for a total of $200,000, in a private transaction in exchange for services related to preparation of a business plan and feasibility of the plant.  In connection with this agreement, the Company paid the Managing Member $200,000 for the business plan and feasibility study for the year ended December 31, 2001.  The Managing Member has paid the Company $100,000 in cash which is related to the 40 Class C Capital Units, with the remaining $100,000 in the form of a promissory note which is included as subscriptions receivable as of December 31, 2001.

An entity related to the Managing Member also subscribed for 400 Class C Capital Units, for a total of $2,000,000, as part of the public offering.  As of December 31, 2001, $200,000 had been received in cash, with $1,800,000 in the form of a promissory note which is included as subscriptions receivable.

For Class A, B and C Capital Units, 10% of the offering price was due upon subscription, with the remaining amount paid in the form of a promissoy note due subject to call of the Board of Managers. Under the terms of its initial public offering, the Board of Managers must call amounts due on promissory notes for Class A and Class C Capital Units subscribed before calling amounts due on promissory notes from Class B Capital Units subscribed.  At December 31, 2001, the Board of Managers called the remaining amounts due on promissory notes for Class A and Class C Capital Units, with 40% due on January 15, 2002, and the remaining 50% due on April 1, 2002.

The Company offered Class A Capital Units to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per purchaser. For each Class A Capital Unit purchased, the member will be obligated to deliver 2,500 bushels of corn to the Company on an annual basis. Corn will be purchased from the Class A Members at a price based on the average market price from surrounding local markets.

Upon default on certain obligations of members related to Class A, B and C Capital Units, the Company has the right to redeem the member’s interest at 10% of the price at which the Capital Units were originally offered for sale by the Company.  If a member defaults on the payment of the purchase price pursuant to the promissory note referenced above, the Company will have the option to redeem the member’s interest and retain all amounts paid by the member as liquidated damages.

Voting rights are one vote per member for Class A Capital Units, and one vote per unit for Class B, Class C and Class D Capital Units.

Income and losses are allocated to members based on their respective percentage of membership interest. Distributions to members shall be no less than 20% of net cash from operations, as defined in the Operating Agreement, if net cash from operations is in excess of $500,000 on an annual basis; provided that any such distribution does not constitute or cause a default under any of the Company’s loan documents or credit facilities.

Transfer or disposition of Capital Units is subject to certain restrictions, including approval by the Board of Managers.

The following is a reconciliation of basic and diluted earnings (loss) per Capital Unit for the period ended December 31, 2000:

	For the Period Ended December 31, 2000
	Weighted
	Net Earnings (Loss) (Numerator)	Average Units (Denominator)	Per unit Amount
Basic earnings (loss) per unit	$(74,601)	16	$(4,663)

Effect of dilutive securities
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(274,601)	56	$(4,904)

As of December 31, 2001, diluted earnings per unit are not presented since the effect of including potential units would be antidilutive.

NOTE 6 -       INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows:

	2001	2000
Financial Statement basis of assets	$1,897,982	$72,440

Plus organization and start-up costs capitalized	515,229	74,601

Tax basis of assets	$2,413,211	$147,041

There were no difference between the financial statement basis and tax basis of the Company’s liabilities.

NOTE 7 -       COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

Consulting and Services Agreements — The Company has entered into a consulting agreement and a services agreement with Val-Add Service Corporation (Val-Add).

The consulting agreement provides for a base fee of $1,500 per month for assistance in negotiating and financing the ethanol plant. This agreement also includes provisions whereby Val-Add is eligible for a bonus of $50,000 upon completion of a letter of commitment for debt financing.

The services agreement provides payment to Val-Add of $25 per hour for certain administrative and record-keeping services provided to the Company.

Either of these agreements is terminable with 10 days notice by either party.

Start-up and organizational expenses related to the agreements with Val-Add totaled $84,600 for the year ended December 31, 2001, $3,569 for the period ended December 31, 2000, and $88,169 for the period from inception to December 31, 2001.

Contract for Future Services — The Company has entered into various agreements, with Broin Management LLC (the Managing Member) and certain of the Managing Member’s affiliates.

Agreements with the Managing Member and certain of its affiliates include:

Management Services — Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member will provide day to day management of the ethanol plant. The Company will pay a management fee of $250,000 annually (the base fee), plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation, and commences no sooner than nine months prior to the operation of the ethanol plant. In addition, the Managing Member received a bonus of $200,000 upon completion of the offering for preparation of the business plan and other items needed to identify the feasibility of the plant. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement. For the periods ended December 2001 and 2000, expenses related to the bonus arrangement totaled $200,000 and 0, respectively.

Marketing Agreements — The Company has entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and DDGS. Fees of $.0065 per gallon are payable for administration services and ethanol marketing. Fees of 2% of gross sales, with a minimum annual fee of $200,000, are payable for marketing DDGS. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements.

On November 20, 2001, the Company entered into a contract for the construction of the ethanol plant with Broin and Associates, Inc., a party related to the Managing Member.  The construction contract totals $47,533,000, of which $375,000 had been incurred and unpaid as of December 31, 2001.

Land Option Agreement — During the period ended December 31, 2000, the Company received an assignment of an option to purchase real estate. The option was exercised and the land purchased during the year ended

December 31, 2001 for a price of $289,560.  The Company had recorded the land option of $500 as additional paid in capital.

On November 7, 2001, the Company accepted the terms of a loan commitment with AgCountry Farm Credit Services of Fargo, North Dakota, to borrow up to $32.5 million in the form of a non-revolving construction loan until October 1, 2003 at which time the outstanding balance of the loan shall be converted into a term loan with a ten year maturity.  The Company may convert up to $6 million of the term loan into revolving term facility, subject to certain conditions and interest rate provisions.  The interest rate on the construction loan will be the 30-day LIBOR plus 3.14% per annum.  After October 1, 2003, the Company will be able to choose among various interest rate options designated by the lender.  The construction and term loans will be secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts.  The commitment requires that the closing for the construction loan be no later than April 1, 2002.  The closing fee to the lender will be $243,750 or .75% of the maximum principal amount of the loan, of which $24,375 had been paid as of December 31, 2001.

NOTE 8 — RELATED PARTIES

Certain owners of Class A, Class B and Class C Capital Units are parties to agreements with the Company.  Related party agreements with the Managing Member and its affiliates are described in Note 7 and Note 5.  In addition, one of the owners of Val-Add (Note 7) is also a member of the Company, and an employee of Val-Add serves as Chief Executive Officer and Chief Financial Officer of the Company.

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated Herein by Reference to
3.1	Articles of Organization		Appendix A to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001 (File No. 333-56368)

3.2	First Amended and Restated Operating Agreement		Appendix A to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001 (File No. 333-56368)

10.1	Conditional Loan Commitment by AgCountry Farm Credit Services, dated November 7, 2001		Exhibit 10.12 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2001 (File No. 333-56368)

10.2

Contract for Future Services with Broin and Associates, Inc., Broin Management, LLC., Ethanol Products, LLC, Broin Enterprises, Inc., d/b/a Dakota Commodities, and Broin Investments II, LLC, dated December 18, 2000

Exhibit 10.1 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.3	Construction Contract with Broin and Associates, Inc. , dated November 20, 2001	X

10.4	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated December 18, 2000		Exhibit 10.4 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.5	DDGS Marketing Agreement with Dakota Commodities, dated December 18, 2000		Exhibit 10.5 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.6	Consulting Agreement with Val-Add Service Corporation, dated December 1, 2000		Exhibit 10.2 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.7	Service Agreement with Val-Add Service Corporation, dated December 1, 2000		Exhibit 10.3 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.8	Consulting Agreement with U.S. Energy Services, Inc. , dated February 16, 2001		Exhibit 10.11 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.9	Employment Agreement with Brian Minish, dated December 18, 2000		Exhibit 10.8 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.10	Licensing Agreement with Broin Associates, Inc.	X

10.11	Process Guarantee by Broin Associates, Inc., dated November 20, 2001	X

10.12	Value-Added Agricultural Product Market Development Grant Agreement with the Rural Business-Cooperative Service of the United States Department of Agriculture, dated September 20, 2001	X