Form 10KSB/A
period 2001-12-31
GREAT PLAINS ETHANOL LLC
filed 2002-05-15
CIK 1135568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Class A Capital Units

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

PRIVATE PLACEMENTS

All 200 Class B units were sold to Broin Investments II, LLC in a private offering pursuant to the terms of the Contract for Future Services effective December 18, 2000.  The offering price for each Class B unit was $5,000 and Broin Investments II, LLC initially paid 10% of the total purchase price in cash and 90% by executing and delivering a promissory note in favor of GPE.  Prior to December 31, 2001, the Board of Managers called the remaining amounts due on the promissory note, with 40% of the total purchase price due on January 15, 2002, and the remaining 50% due on April 1, 2002.

Broin Management, LLC also purchased 40 Class C units in a private offering pursuant to the terms of the Contract for Future Services effective December 18, 2000.  The offering price for each Class C unit was $5,000 and the total purchase price was $200,000.  Broin Management, LLC paid 10% of the total purchase price in cash and 90% of the purchase price by executing and delivering a promissory note in favor of GPE.  Prior to December 31, 2001, the Board of Managers called the remaining amounts due on the promissory note, with 40% of the total purchase price due on January 15, 2002, and the remaining 50% due on April 1, 2002.

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

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

LIQUIDITY AND CAPITAL RESOURCES

GPE is a development stage start-up company in the process of designing and building a 40 million gallon ethanol plant to produce ethanol and DDGS.  GPE received net proceeds of $17,338,000 (in cash and promissory notes) relating to subscriptions for 1,513 Class A and 1,973 Class C units from its initial public offering, $200,000 for 40 Class C units in a private offering to Broin Management, LLC, $1,000,000 for 200 Class B units in a private offering to Broin Investments II, LLC, and $1,600 for 16 Class D units in a private offering to GPE’s Board of Managers and Managing Member.  GPE has also received $7,000 relating to subscriptions for a total of 16 capital units in the initial public offering which were later redeemed due to the subscribers’ default on their promissory notes.  As of March 20, 2002, GPE had collected an aggregate of approximately $9,715,000 of the amount owed by subscribers.  The remaining amount is due from subscribers by April 1, 2002.

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

Jim Rand 27871 452nd Avenue Parker, SD 57053 605-297-9873	47	Farm and Business Owner

Mr. Rand has been farming in the Parker, South Dakota area since 1974.  He also has owned and operated a construction business since 1985.  Mr. Rand was a member of the Parker Township Board and the Farmers Union Cooperative Board for approximately 15 years.

Dennis Schrag 44133 283rd Street Freeman, SD 57029 (605) 925-7482	45	Farmer	Mr. Schrag has been a farmer in the Freeman, South Dakota area since 1973. He is a former member of the Childstown Township Board.

Paul Shubeck 29341 468th Avenue Beresford, SD 57004 (605) 957-1000	47	Farmer

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (in units)	Equity Percent of Class	Voting Percent of Class
Class A	Dwayne Atkins, Manager	6	*	*
Class A	Darrell Buller, Manager	2	*	*
Class A	Steve Christensen, Manager	2	*	*
Class A	Dennis Hardy, Manager	11	*	*
Class A	Rich Horton, Manager	10	*	*
Class A	Darrin Ihnen, Manager	10	*	*
Class A	David Lambert, Manager	2	*	*
Class A	John A. Ludens, Manager	42	2.78	*
Class A	Mark Miller, Manager	2	*	*
Class A	Jim Rand, Manager	20	1.32	*
Class A	Dennis Schrag, Manager	2	*	*
Class A	Paul Shubeck, Manager	2	*	*
Class A	Steve Sinning, Manager	6	*	*
Class A	Dan Viet, Manager	4	*	*
Class A	Brian Minish, CEO and CFO	2	*	*
Class A	Managers, Managing Member and executive officers, as a group	123	8.13	2.98

Class B	Broin Investments II, LLC	200	100	100
Class B	Jeff Broin, Manager(2)	200	100	100
Class B	Managers, Managing Member and executive officers, as a group	200	100	100

Class C	Broin Investments II, LLC(3)	400	19.71	19.71
Class C	Broin Management, LLC, Managing Member (3)	41	2.02	2.02
Class C	Dwayne Atkins, Manager	69	3.40	3.40
Class C	Jeff Broin, Manager (3)	442	21.78	21.78
Class C	Darrell Buller, Manager	26	1.28	1.28
Class C	Steve Christensen, Manager	14	*	*
Class C	Dennis Hardy, Manager	1	*	*
Class C	Rich Horton, Manager	15	*	*
Class C	Darrin Ihnen, Manager	1	*	*
Class C	David Lambert, Manager	12	*	*
Class C	John A. Ludens, Manager	49	2.41	2.41
Class C	Mark Miller, Manager	11	*	*
Class C	Jim Rand, Manager	11	*	*
Class C	Dennis Schrag, Manager	13	*	*
Class C	Paul Shubeck, Manager	11	*	*
Class C	Steve Sinning, Manager	11	*	*
Class C	Dan Viet, Manager	1	*	*
Class C	Brian Minish, CEO and CFO	10	*	*
Class C	Managers, Managing Member and executive officers, as a group	697	34.35	34.35

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

GREAT PLAINS ETHANOL, LLC

Date:	April 30, 2002	By	/s/ Brian Minish
Brian Minish
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Minish			Date	April 30, 2002
Brian Minish, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal
Financial Officer)

/s/ Dwayne Atkins			Date	April 23, 2002
Dwayne Atkins
Manager

Date
Jeff Broin
Manager

/s/ Darrell Buller			Date	April 22, 2002
Darrell Buller
Manager

/s/ Steve Christensen			Date	April 24, 2002
Steve Christensen
Manager

/s/ Dennis Hardy			Date	April 24, 2002
Dennis Hardy
Manager

/s/ Rich Horton			Date	April 22, 2002
Rich Horton
Manager

/s/ Darrin Ihnen			Date	April 28, 2002
Darrin Ihnen
Manager

/s/ David Lambert			Date	April 23, 2002
David Lambert
Manager

/s/ John A. Ludens			Date	April 20, 2002
John A. Ludens
Manager

/s/ Mark Miller			Date	April 24, 2002
Mark Miller
Manager

/s/ Jim Rand			Date	April 20, 2002
Jim Rand
Manager

/s/ Dennis Schrag			Date	April 22, 2002
Dennis Schrag
Manager

/s/ Paul Shubeck			Date	April 25, 2002
Paul Shubeck
Manager

/s/ Steve Sinning			Date	April 26, 2002
Steve Sinning
Manager

/s/ Dan Viet			Date	April 24, 2002
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

GREAT PLAINS ETHANOL, LLC (A Development Stage Company) BALANCE SHEETS DECEMBER 31, 2001 AND 2000

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

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC (A Development Stage Company) STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIENCY IN ASSETS) PERIOD FROM DECEMBER 20, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2001

										Additional Paid In Capital	Deficit Accumulated During The Development Stage	Total Amount
	Capital Units
	Class A		Class B		Class C		Class D		Subscriptions Receivable
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance, December 20, 2000	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—

Additional paid in capital received										4,151		4,151

Units issued	—	—	—	—	—	—	16	1,600				1,600

Less subscriptions receivable									(1,600)			(1,600)

Loss accumulated during the development stage											(74,601)	(74,601)

Balance, December 31, 2000	—	—	—	—	—	—	16	1,600	(1,600)	4,151	(74,601)	(70,450)

Additional paid in capital received										127,234		127,234

Units subscribed	1,529	7,645,000	200	1,000,000	2,013	10,065,000						18,710,000

Less subscriptions receivable									(18,710,000)			(18,710,000)

Collection of unit subscriptions									2,196,600			2,196,600

Conversion of Class D units to Class C units					16	1,600	(16)	(1,600)				—

Dividend on conversion of Class D units to Class C units						78,400					(78,400)	—

Cost of issuing membership units										(131,385)	(192,720)	(324,105)

Loss accumulated during the development stage											(420,052)	(420,052)

Balance, December 31, 2001	1,529	$7,645,000	200	$1,000,000	2,029	$10,145,000	—	$—	$(16,515,000)	$—	$(765,773)	$1,509,227

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC (A Development Stage Company) STATEMENTS OF CASH FLOWS

		Period From	Period From
		December 20, 2000	December 20, 2000
	Year Ended	(Inception) to	(Inception) to
	December 31, 2001	December 31, 2000	December 31, 2001
OPERATING ACTIVITIES
Loss accumulated during development stage	$(420,052)	$(74,601)	$(494,653)
Changes to loss accumulated during the development stage not affecting cash
Depreciation	175	$—	175
(Increase) in current assets
Prepaid expenses	(26,624)	(461)	(27,085)
Increase (decrease) in current liabilities			—
Accounts payable	(60,130)	71,130	11,000
Accrued expenses	(475)	3,230	2,755

NET CASH USED FOR OPERATING ACTIVITIES	(507,106)	(702)	(507,808)

INVESTING ACTIVITIES
Purchase of property and equipment	(291,346)	—	(291,346)

FINANCING ACTIVITIES
Proceeds from line of credit	78,000	—	78,000
Payments on line of credit	(78,000)	—	(78,000)
Financing costs paid	(24,375)	—	(24,375)
Proceeds from issuance of capital units	2,196,600	—	2,196,600
Additional paid in capital received	88,700	3,651	92,351
Cost of issuing membership units	(324,105)	—	(324,105)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,936,820	3,651	1,940,471

NET INCREASE IN CASH	1,138,368	2,949	1,141,317

CASH AT BEGINNING OF PERIOD	2,949	—	—

CASH AT END OF PERIOD	$1,141,317	$2,949	$1,141,317

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,328	$—	$1,328

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for prepaid offering costs	$—	$66,930	$—
Dividend on conversion of Class D units to Class C units	$78,400	$—	$78,400
Subscriptions receivable for membership units	$16,515,000	$1,600	$16,515,000
Additional paid-in capital related to grant receivable	$38,534	$—	$38,534
Land option assignment received as additional paid-in capital	$—	$500	$500

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

For Class A, B and C Capital Units, 10% of the offering price was due upon subscription, with the remaining amount paid in the form of a promissory note due subject to call of the Board of Managers. Under the terms of its initial public offering, the Board of Managers must call amounts due on promissory notes for Class A and Class C Capital Units subscribed before calling amounts due on promissory notes from Class B Capital Units subscribed.  At December 31, 2001, the Board of Managers called the remaining amounts due on promissory notes for Class A and Class C Capital Units, with 40% due on January 15, 2002, and the remaining 50% due on April 1, 2002.

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

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

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

Agreements with the Managing Member and certain of its affiliates include:

Management Services — Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member will provide day to day management of the ethanol plant. The Company will pay a management fee of $250,000 annually (the base fee), plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation, and commences no sooner than nine months prior to the operation of the ethanol plant. In addition, the Managing Member received a bonus of $200,000 upon completion of the offering for preparation of the business plan and other items needed to identify the feasibility of the plant. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement. For the periods ended December 31, 2001 and 2000, expenses related to the bonus arrangement totaled $200,000 and 0, respectively.

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

Exhibit 10.1 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.3	Construction Contract with Broin and Associates, Inc., dated November 20, 2001		Exhibit 10.3 to the Issuer's Form 10-KSB filed with the Commission on April 1, 2002 (File No. 333-56368)

10.4	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated December 18, 2000		Exhibit 10.4 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.5	DDGS Marketing Agreement with Dakota Commodities, dated December 18, 2000		Exhibit 10.5 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.6	Consulting Agreement with Val-Add Service Corporation, dated December 1, 2000		Exhibit 10.2 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.7	Service Agreement with Val-Add Service Corporation, dated December 1, 2000		Exhibit 10.3 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.8	Consulting Agreement with U.S. Energy Services, Inc., dated February 16, 2001		Exhibit 10.11 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.9	Employment Agreement with Brian Minish, dated December 18, 2000		Exhibit 10.8 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.10	Licensing Agreement with Broin Associates, Inc.		Exhibit 10.10 to the Issuer's Form 10-KSB filed with the Commission on April 1, 2002 (File No. 333-56368)

10.11	Process Guarantee by Broin Associates, Inc., dated November 20, 2001		Exhibit 10.11 to the Issuer's Form 10-KSB filed with the Commission on April 1, 2002 (File No 333-56368)

10.12	Value-Added Agricultural Product Market Development Grant Agreement with the Rural Business-Cooperative Service of the United States Department of Agriculture, dated September 20, 2001	X

10.13	First Amendment to Agreement Between Owner and Design Builder (Construction Contract) with Broin and Associates, Inc., dated November 20, 2001	X