Form 10QSB
period 2002-03-31
GREAT PLAINS ETHANOL LLC
filed 2002-05-15
CIK 1135568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of membership units of each class issued and outstanding as of March 31, 2002 was as follows:  Class A: 1,513; Class B: 200; Class C: 2,029; and Class D: 0.

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

Yes  ☒     No ☐

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

BALANCE SHEET (UNAUDITED)

March 31, 2002 and 2001

	2002	2001

ASSETS

CURRENT ASSETS
Cash	$9,098,653	$61,967
Interest receivable	66,462	—
Prepaid expenses	68,265	3,980
Total current assets	9,233,380	65,947

PROPERTY AND EQUIPMENT
Land	290,626	—
Office equipment	1,220	—
Construction in progress	3,635,956	—
	3,927,802	—
Less accumulated depreciation	(249)	—
Net property and equipment	3,927,553	—

OTHER ASSETS
Prepaid offering expenses	—	157,450
Land option	—	500
Financing costs	24,375	—
	24,375	157,950

	$13,185,308	$223,897

See Notes to Financial Statements

	2002	2001

LIABILITIES AND MEMBERS’ EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Accounts payable — trade	$6,604	$89,892
Accounts payable — offering costs	—	151,575
Accounts payable to related party — construction costs	1,753,702	—
Accrued liabilities	1,015	2,312
Total current liabilities	1,761,321	243,779

MEMBERS’ EQUITY (DEFICIENCY IN ASSETS)
Total units authorized — 4,700
Class A Units, $5,000 par, 1,513 and 0 units subscribed, respectively	7,565,000	—
Class B Units, $5,000 par, 200 and 0 units subscribed, respectively	1,000,000	—
Class C Units, $5,000 par, 2,029 and 0 units subscribed, respectively	10,145,000	—
Class D Units, $100 par, 0 and 16 units issued and outstanding, respectively	—	1,600
Additional paid-in capital	7,000	92,251
Deficit accumulated during the development stage	(741,513)	(113,733)
Less subscriptions receivable:
Related party	(1,630,000)	—
Others	(4,921,500)	—
Total members’ equity (deficiency in assets)	11,423,987	(19,882)

	$13,185,308	$223,897

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Period From December 20, 2000 (Inception) to March 31, 2002

REVENUES
Sales	$—	$—	$—
Grant revenue	39,591	—	39,591
Total revenue	39,591	—	39,591

EXPENSES
Organizational costs
Legal fees	—	11,044	60,633
Accounting fees	—	—	2,709
Startup expenses
Legal fees	17,831	—	65,277
Accounting fees	19,554	9,360	65,384
Administrative services	6,211	6,156	249,858
Salaries and benefits	14,932	9,689	80,851
Other	27,004	2,883	73,165
Total operating expenses	85,532	39,132	597,877

LOSS FROM START-UP ACTIVITIES	(45,941)	(39,132)	(558,286)

OTHER INCOME
Interest income	70,201	—	90,777
Interest expense	—	—	(1,328)
Other	—	—	(1,556)
Total other income and expenses	70,201	—	87,893

INCOME (LOSS) ACCUMULATED DURING DEVELOPMENT STAGE	$24,260	$(39,132)	$(470,393)

BASIC LOSS PER CAPITAL UNIT	$264	$(2,446)

DILUTED LOSS PER CAPITAL UNIT	$6	$(4,270)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC	92	16

DILUTED	3,750	56

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Period From December 20, 2000 (Inception) to March 31, 2002
OPERATING ACTIVITIES
Loss accumulated during development stage	$24,260	$(39,132)	(470,393)
Changes to loss accumulated during the development stage not affecting cash
Depreciation	74	—	249
(Increase) in current assets
Interest receivable	(66,462)	—	(66,462)
Prepaid expenses	(41,180)	(3,519)	(68,265)
Increase (decrease) in current liabilities
Accounts payable	(4,396)	18,762	6,604
Accrued expenses	(1,740)	(918)	1,015

NET CASH USED FOR OPERATING ACTIVITIES	(89,444)	(24,807)	(597,252)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,882,254)	—	(2,173,600)

FINANCING ACTIVITIES
Proceeds from line of credit	—	—	78,000
Payments on line of credit	—	—	(78,000)
Financing costs paid	—	—	(24,375)
Offering costs paid	—	(5,875)	—
Proceeds from issuance of capital units	9,890,500	1,600	12,087,100
Additional paid in capital received	38,534	88,100	130,885
Cost of issuing membership units	—	—	(324,105)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,929,034	83,825	11,869,505

NET INCREASE IN CASH	7,957,336	59,018	9,098,653

CASH AT BEGINNING OF PERIOD	1,141,317	2,949	—

CASH AT END OF PERIOD	$9,098,653	$61,967	$9,098,653

SUPPLEMENTAL DISCLOSURES of CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$1,328

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividend on conversion of Class D units to Class C units	$—	$—	$78,400
Land option assignment received as additional paid in capital	$—	$—	$500

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 -   NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC, a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000. As of March 31, 2002, the Company is in the development stage with its current efforts being principally devoted to the initial phases of engineering and construction of the ethanol plant.

NOTE 2 -   BASIS OF PRESENTATION

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the period ended December 31, 2001.

The Financial Accounting Standards Board has recently issued a pronouncement regarding Accounting for Asset Retirement Obligations.  Management is reviewing this pronouncement, but does not expect the implementation of this pronouncement to have a significant effect on the financial statements.

Beginning in 2002, amounts earned under grant agreements relate to reimbursement of operating expenses.  Such amounts are recorded as revenue when collection has been assured.

NOTE 3 -   CONSTRUCTION IN PROGRESS

As of March 31, 2002, construction in progress consists of construction costs incurred.  There were no costs incurred for construction period interest or other construction related costs as of March 31, 2002.

NOTE 4 -   OFFERING OF LLC UNITS

During 2001, the Company completed its public offering of Class A and Class C Capital Units.  The Company received subscriptions for 1,529 Class A Capital Units and 1,973 Class C Capital Units, which would have resulted in proceeds of $17,510,000 to the Company if all subscriptions were paid in full. As part of the public offering, 10% of the offering price for each subscription was required to be deposited into an escrow account. The Company received payment in the form of a promissory note for the balance of the subscription price from each subscriber. The funds in the escrow account were not available to the Company until the Company secured a commitment letter for debt financing to cover certain construction costs for the ethanol plant.  On November 7, 2001, the Company secured a commitment letter for debt financing and broke escrow taking possession of the $1,751,000 held in the escrow account related to the 1,529 Class A Units and 1,973 Class C Units subscribed in the offering.  In addition, the Company took possession of $120,000 held in escrow related to the Class B and Class C Units subscribed for in private sales.

Collection of subscriptions receivable for the three months ended March 31, 2002 was $9,890,500.  During the three months ended March 31, 2002, forfeitures and other adjustments resulted in a 16 unit reduction of subscribed Class A units, cancellation of $73,000 of subscriptions receivable, and forfeitures of $7,000.

The Company offered to sell, and an entity related to the Managing Member agreed to purchase, 200 Class B Capital Units at a price of $5,000 per capital unit, for a total of $1,000,000 in a private transaction.  As of March 31, 2002, the 200 Class B Capital Units were subscribed, with 50% ($500,000) of the proceeds received in cash, and the remaining $500,000 in the form a promissory note which is included in subscriptions receivable.

The Company also offered to sell, and the Managing Member agreed to purchase, 40 Class C Capital Units at a price of $5,000 per capital unit, for a total of $200,000.  The Managing Member has paid the Company $100,000 in cash which is related to the 40 Class C Capital Units, with the remaining $100,000 in the form of a promissory note which is included as subscriptions receivable as of March 31, 2002.

An entity related to the Managing Member also subscribed for 400 Class C Capital Units, for a total of $2,000,000, as part of the public offering.  As of March 31, 2002, $1,000,000 had been received in cash, with $1,000,000 in the form of a promissory note which is included as subscriptions receivable.

Subscriptions receivable from other related parties totaled $30,000 at March 31, 2002.

The following is information regarding earnings (loss) per Capital Unit:

	For the Three Months Ended March 31, 2002
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings per unit	$24,260	92	$264

Effect of dilutive securities
Subscribed for but unissued units	—	3,658

Diluted earnings per unit	$24,260	3,750	$6

	For the Three Months Ended March 31, 2001
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings (loss) per unit	$(39,132)	16	$(2,446)

Effect of dilutive securities
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(239,132)	56	$(4,270)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

LIQUIDITY AND CAPITAL RESOURCES

GPE is a development stage start-up company in the process of designing and building a 40 million gallon ethanol plant to produce ethanol and DDGS.  GPE received net proceeds of $17,338,000 (in cash and promissory notes) relating to subscriptions for 1,513 Class A and 1,973 Class C units from its initial public offering, $200,000 for 40 Class C units in a private offering to Broin Management, LLC, $1,000,000 for 200 Class B units in a private offering to Broin Investments II, LLC, and $1,600 for 16 Class D units in a private offering to GPE’s Board of Managers and Managing Member.  GPE has also received $7,000 relating to subscriptions for a total of 16 capital units in the initial public offering which were later redeemed due to the subscribers’ default on their promissory notes.  As of

May 13, 2002, GPE had collected an aggregate of approximately $18,633,600 of the amount owed by subscribers with an additional $5,000 representing 1 capital unit still outstanding.  This outstanding amount was due from a defaulting subscriber on April 1, 2002.  GPE has notified the defaulting subscriber that GPE has the right to redeem the subscriber’s capital unit pursuant to the Operating Agreement; however, as of May 13, 2002, the Board of Managers has not made a decision to redeem the capital unit from the defaulting subscriber.  GPE believes the outstanding amount will be collected from the defaulting subscriber.

On November 7, 2001, GPE accepted the terms of a loan commitment with AgCountry Farm Credit Services to borrow up to $32.5 million in the form of a non-revolving construction loan until October 1, 2003, at which time the outstanding balance of the loan shall be converted into a term loan with a ten year maturity.  GPE may convert up to $6 million of the term loan into a revolving term facility, subject to certain conditions and interest rate provisions.  The interest rate on the construction loan will be the 30 day LIBOR plus 3.14% per annum.  After October 1, 2003, GPE will be able to choose among various interest rate options designated by the lender.  The construction and term loans will be secured by a first and prior lien on the GPE real and personal property and the collateral assignment of the GPE’s material contracts.  As of the date of this filing, GPE is reviewing drafts of the loan documents in preparation for the closing of the loan.  The closing fee to the lender will be $243,750, or .75% of the maximum principal amount of the loan.

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

(4)                                  GPE shall not make any capital expenditures that exceed $500,000 in any fiscal year without the prior consent of AgCountry Farm Credit Services; and

(5)                                  GPE shall not make annual distributions to the holders of GPE ownership units in excess of 75% of GPE’s pre-tax net income (after GPE has made all required principal and interest payments) without the approval of AgCountry Farm Credit Services.

Under the terms of the initial public offering, once GPE accepted the terms of the loan commitment, GPE was able to break escrow.

GPE has also received notification of an award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant.  GPE was awarded $401,704 under the grant and, as of March 31, 2002, had received $78,125.  Money from the grant may be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  GPE must submit reimbursement requests to receive payments under the grant.

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

GPE has entered into a Design/Build Construction Contract with Broin and Associates, Inc. for the design and construction of the ethanol plant.  Subcontractors began preliminary work on the construction of the ethanol plant on April 13, 2002.  The preliminary construction work on the ethanol plant consists of grading the land for roads and rail beds as well as preparing the foundation for the plant and grain bins.  As of May 7, 2002, the grading has been completed on some of the access roads and piping and other construction material has been delivered to the site.  GPE anticipates that contractors will begin laying the foundation and constructing the grain storage bins by the end of May 2002.

GPE has sent notice of its intent to exercise an option to purchase approximately 5.45 acres of additional land adjoining the ethanol plant site.  This land will be used to increase the amount of space for the railroad operations on the ethanol plant site.  Pursuant to the option agreement, GPE will pay $2,400 per acre for this land.  In addition, GPE has an option to purchase an additional 9.9 acres of land which adjoins the ethanol plant site for the same price per acre.  GPE intends to exercise this option and use the land for additional railroad related needs.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

             None.

Item 2.  Changes in Securities and Use of Proceeds

             None

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.  See Exhibit Index.

(b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: May 14, 2002
	By	/s/ Brian Minish
Brian Minish
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Option to Purchase Real Estate with James and Judith Jibben, dated April 12, 2002.
10.2	Option to Purchase Real Estate with Wayne and Berdine Kock, dated April 30, 2002.