Form 10QSB
period 2002-06-30
GREAT PLAINS ETHANOL LLC
filed 2002-08-14
CIK 1135568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended June 30, 2002

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

The number of membership units of each class issued and outstanding as of June 30, 2002 was as follows:  Class A: 1,513, Class B: 200, and Class C: 2,029.

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

Yes ☒     No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ETHANOL, LLC

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

BALANCE SHEET (UNAUDITED)

JUNE 30, 2002

2002

ASSETS

CURRENT ASSETS
Cash	$10,094,932
Interest receivable	97,626
Grant receivable	88,081
Prepaid expenses	48,007
Total current assets	10,328,646

PROPERTY AND EQUIPMENT
Land	313,869
Office equipment	1,220
Construction in progress	10,916,258
11,231,347
Less accumulated depreciation	(378)
Net property and equipment	11,230,969

OTHER ASSETS
Financing costs	325,628
Other investments	1,000
326,628

$21,886,243

2002

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$59,141
Accounts payable to related party	2,125
Accounts payable to related party - construction costs	3,829,710
Accrued liabilities	2,609
Total current liabilities	3,893,585

MEMBERS' EQUITY
Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 issued and outstanding	10,145,000
Additional paid-in capital	7,000
Deficit accumulated during the development stage	(724,342)
Total members' equity	17,992,658

$21,886,243

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001	Period From December 20, 2000 (Inception) to June 30, 2002

REVENUES
Sales	$-	$-	$-	$-	$-
Grant revenue	86,414	46,823	-	-	86,414
Total revenue	86,414	46,823	-	-	86,414

EXPENSES
Organizational costs
Legal fees	-	-	16,349	5,305	60,633
Accounting fees	-	-	-	-	2,709
Startup expenses
Legal fees	81,882	64,051	5,368	5,368	129,328
Accounting fees	27,370	7,816	23,933	14,573	73,200
Administrative services	17,828	11,617	8,276	2,120	261,475
Salaries and benefits	32,969	18,037	14,650	4,961	98,888
Other	53,934	26,930	15,555	12,672	100,095
Total operating expenses	213,983	128,451	84,131	44,999	726,328

LOSS FROM START-UP ACTIVITIES	(127,569)	(81,628)	(84,131)	(44,999)	(639,914)

OTHER INCOME AND EXPENSES
Interest income	167,827	97,626	-	-	188,403
Interest expense	-	-	-	-	(1,328)
Other	1,173	1,173	-	-	(383)
Total other income and expenses	169,000	98,799	-	-	186,692

INCOME (LOSS) ACCUMULATED DURING DEVELOPMENT STAGE	$41,431	$17,171	$(84,131)	$(44,999)	$(453,222)

BASIC INCOME (LOSS) PER CAPITAL UNIT	$23	$5	$(5,258)	$(2,812)

DILUTED INCOME (LOSS) PER CAPITAL UNIT	$11	$5	$(5,074)	$(4,375)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC	$1,774	$3,439	$16	$16

DILUTED	$3,747	$3,742	$56	$56

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Period from December 20, 2000 (Inception) to June 30, 2002

OPERATING ACTIVITIES
Income (loss) accumulated during development stage	$41,431	$(84,131)	$(453,222)
Changes to income (loss) accumulated during the development stage not affecting cash
Depreciation	203	-	378
(Increase) in current assets
Interest receivable	(97,626)	-	(97,626)
Grant receivable	(49,547)	-	(88,081)
Prepaid expenses	(20,922)	(3,960)	(48,007)
Increase (decrease) in current liabilities
Accounts payable	50,266	40,884	61,266
Accrued expenses	(146)	(1,311)	2,609

NET CASH USED FOR OPERATING ACTIVITIES	(76,341)	(48,518)	(622,683)

INVESTING ACTIVITIES
Increase in other investments	(1,000)	-	(1,000)
Purchase of property and equipment	(7,109,791)	-	(7,401,637)

NET CASH USED FOR INVESTING ACTIVITIES	(7,110,791)	-	(7,402,637)

FINANCING ACTIVITIES
Financing costs paid	(301,253)	-	(325,628)
Offering costs paid	-	(33,150)	(324,105)
Proceeds from issuance of capital units	16,442,000	1,600	18,638,600
Additional paid in capital received	-	88,250	131,385

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,140,747	56,700	18,120,252

NET INCREASE IN CASH	8,953,615	8,182	10,094,932

CASH AT BEGINNING OF PERIOD	1,141,317	2,949	-

CASH AT END OF PERIOD	$10,094,932	$11,131	$10,094,932

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC, a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000. As of June 30, 2002, the Company is in the development stage with its current efforts being principally devoted to the construction of the ethanol plant.

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

The Financial Accounting Standards Board has recently issued Statement No. 143 regarding Accounting for Asset Retirement Obligations, Statement No. 145 which rescinds, amends and corrects certain pronouncements and Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Management is reviewing these pronouncements, but does not expect their implementation to have a significant effect on the financial statements.

Beginning in 2002, amounts earned under grant agreements relate to reimbursement of operating expenses and certain construction costs.  Amounts related to operating expenses are recorded as revenue when collection has been assured. Reimbursement of capitalized costs related to the grant agreement are recorded as a reduction of the cost basis of the asset.

NOTE 3 -       CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of June 30, 2002 are as follows:

2002

Construction costs	$10,897,983
Insurance and other costs	18,275

$10,916,258

NOTE 4 -       OFFERING OF LLC UNITS

During 2001, the Company completed its initial public offering of Class A and Class C Capital Units.  The Company received subscriptions for 1,529 Class A Capital Units and 1,973 Class C Capital Units, which would have resulted in proceeds of $17,510,000 to the Company if all subscriptions were paid in full. As part of the public offering, 10% of the offering price for each subscription was required to be deposited to an escrow account. The Company received payment in the form of promissory notes for the balance of the subscription price from each subscriber. The funds in the escrow account were not available to the Company until the Company secured a commitment letter for debt financing to cover certain construction costs for the ethanol plant.  On November 7, 2001, the Company secured a commitment letter for debt financing and broke escrow and took possession of the $1,751,000 held in the escrow account related to the 1,529 Class A Units and 1,973 Class C Units subscribed in the offering.  In addition, the Company took possession of $120,000 held in escrow related to the Class B and Class C Units subscribed for in private sales.

Collection of subscriptions receivable for the six months ended June 30, 2002 was $16,442,000.  During the six months ended June 30, 2002, forfeitures and other adjustments resulted in a reduction of subscribed units of 16 Class A units, cancellation of $73,000 of subscriptions receivable, and forfeitures of $7,000.

The Company offered to sell, and an entity related to the Managing Member agreed to purchase, 200 Class B Capital Units at a price of $5,000 per capital unit, for a total of $1,000,000 in a private transaction. The Managing Member has paid the Company $1,000,000 in cash in connection with the 200 Class B Capital Units as of June 30, 2002.

The Company also offered to sell, and the Managing Member agreed to purchase, 40 Class C Capital Units at a price of $5,000 per capital unit, for a total of $200,000.  The Managing Member has paid the Company $200,000 in cash in connection with the 40 Class C Capital Units as of June 30, 2002.

An entity related to the Managing Member also subscribed for 400 Class C Capital Units, for a total of $2,000,000, as part of the public offering.  The entity has paid the Company $2,000,000 in cash in connection with the 400 Class C Capital Units as of June 30, 2002.

The following is information regarding earnings (loss) per Capital Unit:

	For the Six Months Ended June 30, 2002
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings per unit	$41,431	1,774	$23

Effect of dilutive securities:
Subscribed units		1,973

Diluted earnings per unit	$41,431	3,747	$11

	For the Three Months Ended June 30, 2002
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings (loss) per unit	$17,171	3,439	$5

Effect of dilutive securities:
Subscribed units		303

Diluted earnings per unit	$17,171	3,742	$5

	For the Six Months Ended June 30, 2001
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings (loss) per unit	$(84,131)	16	$(5,258)

Effect of dilutive securities
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(284,131)	56	$(5,074)

	For the Three Months Ended June 30, 2001
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings (loss) per unit	$(44,999)	16	$(2,812)

Effect of dilutive securities
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(244,999)	56	$(4,375)

As of June 30, 2001, units subscribed for but not issued have not been included in the calculation of diluted earnings (loss) per unit since the inclusion of such units would be anti-dilutive.

NOTE 5 -       GRANT AGREEMENT

The Company was awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant).  The award letter does not include a specific amount for the award, but management estimates the grant will be approximately $401,000.  The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  The Company has received $78,125 and has requested an additional $88,081 as of June 30, 2002.

NOTE 6 -       COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company’s remaining commitment on the construction of the ethanol plant, with a related party, is approximately $37,155,000 as of June 30, 2002. The Company has also agreed to construct a water distribution system with a remaining commitment of approximately $375,000 as of June 30, 2002.

On June 19, 2002, the Company entered into a credit agreement with AgCountry Farm Credit Services, FLCA outlining the terms of its construction, term and revolving financing arrangements. The construction loan is limited to 65% of construction costs of the ethanol plant or $32,500,000. Interest during construction is payable monthly at a variable rate of LIBOR plus 3.14%. On October 1, 2003 the loan will convert to a term loan payable in 40 equal installments of principal and interest at the rate option selected at that time. The Company may convert between $1,000,000 and $6,000,000 of the term loan to a revolving loan with monthly payments of interest at LIBOR plus 3.14%. On October 1 of each year, the Company must reduce the original amount outstanding by 10% of the amount converted to the revolving loan.  The maximum revolving loan amount is reduced each year by this amount. The term and revolving loans have a final maturity date of October 1, 2013. In addition, the Company shall pay, on a quarterly basis, 25% of its free cash flow not to exceed $1,500,000 in each fiscal year. The construction and term loans are secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts.  As of June 30, 2002 the closing fee to the lender of $243,750 or .75% of the maximum principal amount of the loan, was paid to the lender.

On June 20, 2002, the Company entered into a promissory note with AgCountry Farm Credit Services, PCA to borrow an additional $2 million. The interest rate on the note will be the 30-day LIBOR plus 3.14% per annum, and is due in semi-annual installments of $500,000, plus interest, beginning in June, 2004, and a final maturity of December, 2005.  As of June 30, 2002, the closing fee of $15,000 was paid to the lender.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion along with the financial statements and the notes to the financial statements included elsewhere in this report.  The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Information.”

LIQUIDITY AND CAPITAL RESOURCES

                GPE is a development stage start-up company in the process of building a 40 million gallon ethanol plant to produce ethanol and distiller’s dried grains with solubles.  GPE received net proceeds of $17,338,000 (in cash and promissory notes) relating to subscriptions for 1,513 Class A and 1,973 Class C units from its initial public offering, $200,000 for 40 Class C units in a private offering to Broin Management, LLC, $1,000,000 for 200 Class B units in a private offering to Broin Investments II, LLC, and $1,600 for 16 Class D units in a private offering to GPE’s Board of Managers and Managing Member.  GPE has also received $7,000 relating to subscriptions for a total of 16 capital units in the initial public offering which were later redeemed due to the subscribers’ default on their promissory notes.  As of June 30, 2002, GPE had collected all of the amounts owed by subscribers, other than the $73,000 that was to be received for the 16 capital units which were redeemed.

GPE has also received a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant.  GPE was awarded a total of approximately $400,000 under the grant.  This money may be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  As of June 30, 2002, GPE has received $78,125 under the grant and has requested an additional $88,081.

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

On June 19, 2002, GPE entered into a Credit Agreement with AgCountry Farm Credit Services, FLCA.  Under the Credit Agreement, AgCountry FLCA agrees to establish a construction loan facility for GPE, which will be converted to a term loan when construction of the ethanol plant is completed, and at the election of GPE may be partially converted into a revolving credit facility.  GPE also executed on June 20, 2002 a promissory note in favor of AgCountry Farm Credit Services, PCA in the principal amount of $2,000,000.  GPE paid closing fees of $243,750, or .75% of the maximum principal amount of the loan, to AgCountry FLCA.  GPE paid closing fees of $15,000 to AgCountry, PCA in connection with the promissory note.

                Under the terms of the Credit Agreement, AgCountry FLCA will loan GPE up to the lesser of 65% of the costs of constructing its ethanol plant or $32,500,000.  During the construction period, GPE will pay AgCountry FLCA monthly interest only payments based on the average daily balance of the construction loan during the related monthly period at an annual floating interest rate equal to LIBOR plus 3.14%.  On October 1, 2003, if certain conditions are met, AgCountry FLCA will convert the construction loan to a term loan, payable by GPE in 40 equal amortized quarterly payments of principal and interest.  The interest rate will be selected by GPE from the rate options contemplated by the Credit Agreement.

                After the construction loan has been converted to a term loan and until October 1, 2013, GPE may elect to convert between $1,000,000 and $6,000,000 of the principal amount of the term loan into a revolving loan, payable in monthly interest payments based on the average daily balance of the revolving loan during the related monthly period based on an annual floating interest rate equal to LIBOR plus 3.14%.  In addition, GPE must pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when all remaining principal and interest will be due.  The annual paydown will permanently reduce the amount GPE may borrow under its revolving credit facility.  From the time its construction loan is converted to a term loan and until October 1, 2013, GPE may borrow up to the then available commitment amount of its revolving loan.

                In addition to the other payments due to AgCountry FLCA under the Credit Agreement, GPE must pay to AgCountry each quarter 25% of its free cash flow (as that term is defined in the Credit Agreement), not to exceed $1,500,000 in each fiscal year.

                GPEs’ repayment obligations to AgCountry FLCA under the Credit Agreement are secured by all of its tangible and intangible real and personal property.  Upon the occurrence of an event of default (as that term is defined under the Credit Agreement), AgCountry FLCA may choose from a number of remedies, including terminating the loans and declaring all amounts then due and owing under the loans immediately due and payable.  In addition, if an event of default occurs before construction of the ethanol plant is completed, AgCountry FLCA may, among other things, choose to continue to construct the ethanol plant at the expense of GPE.

                The Credit Agreement contains certain customary representations and warranties of GPE which run in favor of AgCountry FLCA.  With certain exceptions, GPE must use the proceeds from any additional sales of membership interests or any other securities it issues to repay the loans then outstanding under the Credit Agreement.  GPE also agrees to pay certain commitment, closing, and prepayment fees to AgCountry FLCA and the out-of-pocket costs incurred by AgCountry FLCA in connection with the Credit Agreement.

                As part of the Credit Agreement, GPE also agreed to certain affirmative, negative and financial covenants, including, but not limited to, the following:

•      GPE must provide AgCountry FLCA with audited annual and unaudited quarterly financial statements, notice of changes in construction costs in excess of $500,000, a revised construction schedule under certain conditions, and a notice of the occurrence of an event of default and other material events.

•     GPE must permit AgCountry FLCA’s representative to visit and inspect its properties, conduct audits of the collateral, examine its books and records, and review documents related to construction of the ethanol plant.

•     With certain exceptions, GPE may not incur any additional indebtedness, allow its real and personal properties to be used as collateral for any other obligations, and make any other investments of any kind.

•     GPE may not make any distribution to its members except for such distributions payable in capital units of GPE or distributions which do not exceed 75% of net income (as that term is defined in the Credit Agreement and excluding any Bioenergy program payments).  Additionally, GPE may not distribute more than 65% of Bioenergy program payments it receives to its members.

                Under the terms of the promissory note, AgCountry Farm Credit Services, PCA loaned GPE $2,000,000.  GPE will pay interest on the outstanding balance of the promissory note at a monthly floating interest rate equal to LIBOR plus 3.14% with the margin subject to change annually.  GPE will make an interest only payment on December 1, 2003 and three semi-annual principal installments of $500,000 beginning June 1, 2004 plus accrued interest, with the balance due on December 1, 2005.  Under the terms of the promissory note, GPE is required to pay 35% of all proceeds that it receives from the USDA Farm Service Agency Bioenergy Program to AgCountry PCA.  The promissory note contains substantially the same covenants regarding provision of financial statements, maintenance of financial ratios and restrictions on capital expenditures and distributions as the Credit Agreement.  GPE's repayment obligations to AgCountry PCA under the promissory note are secured by a second lien on all of its tangible and intangible real and personal property that is subordinate to AgCountry FLCA’s security interest under the Credit Agreement and a lien on 35% of all payments that GPE receives under the Bioenergy Program.

As of June 30, 2002, GPE did not have an outstanding balance on either the construction loan facility or the promissory note.

PLAN OF OPERATIONS

During the next twelve months, GPE plans to use the proceeds from its initial public offering, as well as funds from its lender and government sources to construct the 40 million gallon ethanol plant and other facilities on the property located in Turner County, South Dakota.  Construction of the ethanol plant is expected to be complete in the Summer of 2003.  For a more detailed explanation of GPE’s use of proceeds, see Part II, Item 2 below.

GPE has entered into a Design/Build Construction Contract with Broin and Associates, Inc. for the design and construction of the ethanol plant.  Construction of the ethanol plant began on April 13, 2002 and is proceeding on schedule.  As of June 30, 2002, GPE had incurred construction costs of approximately $10.8 million under its Design/Build Construction Contract and had a remaining commitment on the construction of the ethanol plan of approximately $37 million.

On May 24, 2002, GPE entered into a Water Purchase Agreement with South Lincoln Rural Water System, Inc. for the construction of a water distribution system and the purchase of water for use at the plant.  Under the Agreement, GPE agreed to construct a 330,000 gallon water storage facility at the plant site and to pay South Lincoln for the construction of a water service line from the South Lincoln well field to the plant site.  As of June 30, 2002, GPE has paid South Lincoln $65,000 for the project start-up costs.  Construction of the water service line is expected to cost a total of approximately $440,000.

Under the Water Purchase Agreement, GPE will pay South Lincoln a base price $.55 per thousand gallons of non-potable water supplied to the ethanol plant for the first two full years of service.  The base price will be automatically adjusted for every two years thereafter based on the variable cost of operations and the South Dakota consumer price index as published by the South Dakota Department of Labor.  The Agreement provides that the base price will be reduced to $.50 if hog manure is able to be applied in the vicinity of South Lincoln’s well.  GPE will pay South Lincoln at its standard consumer rate for potable water to be used for domestic and sanitary purposes and will pay South Lincoln $1,200.00 as the standard initial membership charge.  For potable water to be used as a secondary process water supply, South Lincoln will charge GPE $1.50 per thousand of gallons for the initial five-year term of the Agreement.  The Agreement is for a five-year term beginning upon the completion of the water line hookup and may be renewed for additional five year terms.  South Lincoln has agreed that if the agreement is renewed for a second five-year term, the initial cost of non-potable water shall not be greater than $.65 for the first year of the renewed term.

On June 19, 2002, GPE exercised its land purchase option and purchased 9.7 acres of land which adjoins the ethanol plant site at a price of $2,400 per acre, for a total cost of $23,243.  At the same time, GPE also exercised its option to purchase 5.45 acres that adjoined the plant site in exchange for 5.45 acres of the 9.7 acre parcel.  GPE intends to use the additional 9.7 acres of land to increase the amount of space for the railroad operations on the ethanol plant site.

GPE has entered into a Consulting Agreement with U.S. Energy Services, Inc. to assist GPE in managing its energy needs and negotiating with energy suppliers.  U.S. Energy has provided GPE with an analysis of how GPE can most efficiently and economically meet its natural gas and electricity needs.  U.S. Energy is currently negotiating with multiple suppliers of natural gas to supply GPE with its energy needs.  GPE expects these negotiations to be completed during the 2002 fiscal year.

Because of South Dakota law regarding electric utility providers, GPE has filed a petition with the South Dakota Public Utilities Commission for permission to obtain its electric service from Southeastern Electric Cooperative, instead of Xcel Energy, the electric utility provider assigned to GPE under South Dakota law.  The South Dakota Public Utilities Commission will schedule a hearing on the petition in the Fall of 2002, and GPE anticipates that the Commission will render a decision shortly thereafter.  If GPE’s petition is granted, Xcel may appeal the decision to the South Dakota Supreme Court.  If GPE’s petition is denied, GPE would be required to obtain its electric service from Xcel, and Xcel would likely charge GPE a higher price for electricity than Southeastern Electric Cooperative would charge.  GPE is currently unable to predict whether or not the Commission will grant its petition.

Broin Management, LLC will be responsible for the plant’s day-to-day operations.  GPE anticipates that a total of $52 million of debt and equity will be necessary to purchase the real estate, complete the construction of the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses.  GPE expects to receive an aggregate of approximately $52,533,000 through its initial public offering, private offerings to Broin affiliates, the loan agreement from AgCountry Farm Credit Services, the grant from the U.S. Department of Agriculture, and the tax increment financing from Turner County.

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

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

                This report contains forward-looking statements involving future events, future business and other conditions, our future performance, and our expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

                Forward-looking statements involve numerous assumptions, risks and uncertainties.  The actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements and GPE is not under any duty to update the forward-looking statements contained in this report.  GPE cannot guarantee future results or performance, or what future business conditions will be like.  You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Because of South Dakota law regarding electric utility providers, GPE has filed a petition with the South Dakota Public Utilities Commission for permission to obtain its electric service from Southeastern Electric Cooperative, instead of Xcel Energy, the electric utility provider assigned to GPE under South Dakota law.  The South Dakota Public Utilities Commission will schedule a hearing on the petition in the Fall of 2002, and GPE anticipates that the Commission will render a decision shortly thereafter.  If GPE’s petition is granted, Xcel may appeal the decision to the South Dakota Supreme Court.  If GPE’s petition is denied, GPE would be required to obtain its electric service from Xcel, and Xcel would likely charge GPE a higher price for electricity than Southeastern Electric Cooperative would charge.  GPE is currently unable to predict whether or not the Commission will grant its petition.

Item 2.    Changes in Securities and Use of Proceeds

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

As of June 30, 2002, GPE had received aggregate proceeds of $17,430,000 relating to subscriptions for 1,513 Class A and 1,973 Class C units from the initial public offering.  As of June 30, 2002, GPE had also received proceeds of $200,000 for 40 Class C units in a private offering to Broin Management, LLC, $1,000,000 for 200 Class B units in a private offering to Broin Investments II, LLC, and $1,600 for 16 Class D units in a private offering to GPE’s Board of Managers and Managing Member. Each Class D unit was automatically converted into one Class C unit upon completion of the offering. GPE also received $7,000 relating to subscriptions for a total of 16 capital units in the initial public offering which were later redeemed due to subscribers’ default on their promissory notes.  The net loss in investment value to GPE as a result of these defaults was $73,000.  Other than this $73,000, GPE has collected all of the amounts owed by subscribers.

From June 8, 2001, the effective date of the registration statement, to June 30, 2002, GPE incurred no expenses in connection with the issuance and distribution of the registered capital units for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters.  Other expenses relating to the issuance and distribution of the registered capital units for this period were $80,300 and total expenses for this period were $92,000, resulting in net proceeds for the inital public offering of $17,338,000.  Except for the salary paid to Brian Minish as Chief Executive Officer and Chief Financial Officer of GPE, none of these payments were direct or indirect payments to directors, officers, general partners of the issuer or their associates.

                The following table shows GPE’s estimated uses of the offering proceeds as of June 30, 2002.

Broin Design/Build Contract	Estimated Amounts Incurred as of June 30, 2002
Site Preparations and Buildings	$851,380
Production Systems	6,186,724
Grain Handling System and Other Costs	907,200
General Construction and Engineering	2,671,000
Excise Tax	216,678
Estimated Contract Costs Incurred as of June 30, 2002	$10,832,982

Other Costs
Land Purchase	$313,869
Start-Up and Operating Capital	421,000
Water Line Construction	65,000
Offering Costs Prior to June 8, 2001	160,000
Financing Costs	325,628
Management Services Payment to Broin Management, LLC	208,000
Repayment of Line of Credit	78,000

Estimated Total Use of Proceeds as of June 30, 2002	$12,404,479

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

                (a)           Exhibits.  See Exhibit Index.

                (b)           Reports on Form 8-K.  On June 26, 2002, GPE filed a Form 8-K reporting on GPE’s credit agreement with AgCountry FLCA and promissory note in favor of AgCountry PCA.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: August 14, 2002
	By	/s/ Brian Minish
Brian Minish Chief Executive Officer Chief Financial Officer

EXHIBIT INDEX

Exhibit Number.	Description
10.1	Credit Agreement dated as of June 19, 2002 between Great Plains Ethanol, LLC and AgCountry Farm Services Credit, FLCA(1)

10.2	Promissory Note dated June 20, 2002 in favor of AgCountry Farm Services Credit, PCA(1)

10.3	Water Purchase Agreement dated May 24, 2002 with Lincoln Rural Water System, Inc.

10.4	Option to Purchase Real Estate dated April 12, 2002 with James and Judith Jibben, as amended

99	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)  Incorporated by Reference to the GPE’s Form 8-K as filed with the Securities and Exchange Commission, June 26, 2002.