Form 10QSB
period 2002-09-30
GREAT PLAINS ETHANOL LLC
filed 2002-11-15
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

                State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

                The number of membership units of each class issued and outstanding as of November 11, 2002 was as follows: Class A: 1,513, Class B: 200, and Class C: 2,029.

                Transitional Small Business Disclosure Format (Check one) :  Yes  ☐ No ☒

                Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                Yes ☒      No ☐

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

GREAT PLAINS ETHANOL, LLC

Table of Contents

UNAUDITED FINANCIAL STATEMENTS

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2002

ASSETS

CURRENT ASSETS
Cash	$117,131
Grant receivable	83,150
Prepaid expenses	45,549
Total current assets	245,830

PROPERTY AND EQUIPMENT
Land	312,710
Office equipment	1,220
Construction in progress	27,272,587
27,586,517
Less accumulated depreciation	(479)
Net property and equipment	27,586,038

OTHER ASSETS
Financing costs	332,753
Other investments	1,000
333,753

$28,165,621

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$35,543
Accounts payable to related party	30,167
Accounts payable to related party - construction costs	6,660,751
Accrued liabilities	1,713
Accrued interest	24,719
Total current liabilities	6,752,893

LONG-TERM DEBT	3,401,125

MEMBERS’ EQUITY
Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 issued and outstanding	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—
Additional paid-in capital	7,000
Deficit accumulated during the development stage	(705,397)
Total members’ equity	18,011,603

$28,165,621

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2001	Period From December 20, 2000 (Inception) to September 30, 2002

REVENUES
Sales	$—	$—	$—	$—	$—
Grant revenue	169,564	83,150	—	—	169,564
Total revenue	169,564	83,150	—	—	169,564

EXPENSES
Organizational costs
Legal fees	—	—	16,349	—	60,633
Accounting fees	—	—	—	—	2,709
Startup expenses
Legal fees	98,616	16,734	5,368	—	146,062
Accounting fees	37,063	9,693	32,843	8,910	82,893
Administrative services	44,214	26,386	11,448	3,172	287,861
Salaries and benefits	42,658	9,689	20,657	6,007	108,577
Other	77,580	23,646	30,463	14,908	123,741
Total operating expenses	300,131	86,148	117,128	32,997	812,476

LOSS FROM START-UP ACTIVITIES	(130,567)	(2,998)	(117,128)	(32,997)	(642,912)

OTHER INCOME AND EXPENSES
Interest income	189,770	21,943	13,633	13,633	210,346
Interest expense	—	—	(807)	(807)	(1,328)
Other	1,173	—	(449)	(449)	(383)
Total other income and expenses	190,943	21,943	12,377	12,377	208,635

INCOME (LOSS) ACCUMULATED DURING DEVELOPMENT STAGE	$60,376	$18,945	$(104,751)	$(20,620)	$(434,277)

BASIC INCOME (LOSS) PER CAPITAL UNIT	$25	$5	$(6,547)	$(1,289)

DILUTED INCOME (LOSS) PER CAPITAL UNIT	$16	$5		$(3,940)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC	2,437	3,742	16	16

DILUTED	3,746	3,742		56

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

STATEMENTS OF MEMBERS’ EQUITY (UNAUDITED)

											Deficit
											Accumulated
	Capital Units									Additional	During The
	Class A		Class B		Class C		Class D		Subscriptions	Paid In	Development	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Receivable	Capital	Stage	Amount
Balance, December 20, 2000		$		$		$		$	$	$	$	$
Additional paid in capital received										4,151		4,151
Units issued							16	1,600				1,600
Less subscriptions receivable									(1,600)			(1,600)
Loss accumulated during the development stage											(74,601)	(74,601)
Balance, December 31, 2000	—	—	—	—	—	—	16	1,600	(1,600)	4,151	(74,601)	(70,450)
Additional paid in capital received										88,700		88,700
Collection of unit subscriptions									1,600			1,600
Loss accumulated during the development stage											(104,751)	(104,751)
Balance, September 30, 2001	—	—	—	—	—	—	16	1,600	—	92,851	(179,352)	(84,901)
Additional paid in capital received										38,534		38,534
Units subscribed	1,529	7,645,000	200	1,000,000	2,013	10,065,000						18,710,000
Less subscriptions receivable			—						(18,710,000)			(18,710,000)
Collection of unit subscriptions									2,195,000			2,195,000
Conversion of Class D units to Class C units					16	1,600	(16)	(1,600)
Dividend on conversion of Class D units to Class C units						78,400					(78,400)
Cost of issuing membership units										(131,385)	(192,720)	(324,105)
Loss accumulated during the development stage											(315,301)	(315,301)
Balance, December 31, 2001	1,529	7,645,000	200	1,000,000	2,029	10,145,000	—	—	(16,515,000)	—	(765,773)	1,509,227
Collection of unit subscriptions									16,442,000			16,442,000
Forfeitures and other adjustments	(16)	(80,000)							73,000	7,000
Loss accumulated during the development stage											60,376	60,376
Balance, September 30, 2002	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$—	$7,000	$(705,397)	$18,011,603

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Period from December 20, 2000 (Inception) to September 30, 2002
OPERATING ACTIVITIES
Income (loss) accumulated during development stage	$60,376	$(104,751)	$(434,277)
Changes to income (loss) accumulated during the development stage not affecting cash
Depreciation	304	—	479
(Increase) in current assets
Interest receivable	—	(12,910)
Grant receivable	(44,616)		(83,150)
Prepaid expenses	(18,464)	(15,479)	(45,549)
Increase (decrease) in current liabilities
Accounts payable	54,710	44,036	65,710
Accrued interest and liabilities	(1,042)	(1,921)	1,713

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	51,268	(91,025)	(495,074)

INVESTING ACTIVITIES
Increase in other investments	(1,000)	—	(1,000)
Purchase of property and equipment	(20,609,201)	—	(20,901,047)

NET CASH USED FOR INVESTING ACTIVITIES	(20,610,201)	—	(20,902,047)

FINANCING ACTIVITIES
Proceeds from line of credit		78,000	—
Advances on notes payable	3,401,125		3,401,125
Financing costs paid	(308,378)	—	(332,753)
Offering costs paid	—	(72,410)	(324,105)
Proceeds from issuance of capital units	16,442,000	1,600	18,638,600
Additional paid in capital received	—	88,700	131,385

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,534,747	95,890	21,514,252

NET INCREASE (DECREASE) IN CASH	(1,024,186)	4,865	117,131

CASH AT BEGINNING OF PERIOD	1,141,317	2,949	—

CASH AT END OF PERIOD	$117,131	$7,814	$117,131

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for:
Prepaid offering costs	$—	$181,765	$—
Construction costs	6,660,751	—	—
Cash paid for interest, net of interest capitalized	—	807	1,328
Accrued interest capitalized	4,643	—	—

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC, a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000. As of September 30, 2002, the Company is in the development stage with its current efforts being principally devoted to the construction of the ethanol plant.

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

Beginning in 2002, amounts earned under grant agreements relate to reimbursement of operating expenses and certain construction costs such as builders risk insurance premiums.  Amounts related to operating expenses are recorded as revenue when collection has been assured. Reimbursement of capitalized costs related to the grant agreement are recorded as a reduction of the cost basis of the asset.

NOTE 3 -       CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of September 30, 2002 are as follows:

2002

Construction costs	$27,229,593
Construction period interest	24,719
Insurance and other costs	18,275
$27,272,587

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 -       LONG TERM DEBT

On June 19, 2002, the Company entered into a credit agreement with AgCountry Farm Credit Services, FLCA outlining the terms of its construction, term and revolving financing arrangements. The construction loan is limited to 65% of construction costs of the ethanol plant or $32,500,000. Interest during construction is payable monthly at a variable rate of LIBOR plus 3.14%. On October 1, 2003, the loan will convert to a term loan payable in 40 equal installments of principal and interest at the rate option selected at that time. The Company may convert between $1,000,000 and $6,000,000 of the term loan to a revolving loan with monthly payments of interest at LIBOR plus 3.14%. On October 1 of each year, the Company must reduce the original amount outstanding by 10% of the amount converted to the revolving loan.  The maximum revolving loan amount is reduced each year by this amount. The term and revolving loans have a final maturity date of October 1, 2013. In addition, the Company shall pay, on a quarterly basis, 25% of its free cash flow not to exceed $1,500,000 in each fiscal year. The construction and term loans are secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts.

Notes payable to AgCountry Farm Credit Services were $3,401,125 as of September 30, 2002. The interest rate was 4.9% as of September 30, 2002. On September 30, 2002, the Company requested an additional draw of $6,185,416.

On June 20, 2002, the Company entered into a promissory note with AgCountry Farm Credit Services, PCA to borrow an additional $2 million. The interest rate on the note is the 30-day LIBOR plus 3.14% per annum.  The note is due in semi-annual installments of $500,000, plus interest, beginning in June 2004, and has a final maturity of December 2005.

Minimum principal payments for the next five years based on full funding of the construction note are estimated as follows:

Year Ended September 30,	Amount

2003	$—
2004	1,927,000
2005	2,681,000
2006	2,815,000
2007	2,955,000

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 -       OFFERING OF LLC UNITS

During 2001, the Company completed its initial public offering of Class A and Class C Capital Units.  The Company received subscriptions for 1,529 Class A Capital Units and 1,973 Class C Capital Units, which would have resulted in proceeds of $17,510,000 to the Company if all subscriptions had been paid in full. As part of the public offering, 10% of the offering price for each subscription was required to be deposited to an escrow account. The Company received payment in the form of promissory notes for the balance of the subscription price from each subscriber. The funds in the escrow account were not available to the Company until the Company secured a commitment letter for debt financing to cover certain construction costs for the ethanol plant.  On November 7, 2001, the Company secured a commitment letter for debt financing and broke escrow and took possession of the $1,751,000 held in the escrow account related to the 1,529 Class A Units and 1,973 Class C Units subscribed for in the offering.  In addition, the Company took possession of $120,000 held in escrow related to the Class B and Class C Units subscribed for in private sales.

Collection of subscriptions receivable for the nine months ended September 30, 2002 was $16,442,000.  During the nine months ended September 30, 2002, forfeitures and other adjustments resulted in a reduction of subscribed units of 16 Class A units, cancellation of $73,000 of subscriptions receivable, and forfeitures of $7,000.

The Company offered to sell, and an entity related to the Managing Member agreed to purchase, 200 Class B Capital Units at a price of $5,000 per capital unit, a total of $1,000,000, in a private transaction. The Managing Member has paid the Company $1,000,000 in cash in connection with the sale of the 200 Class B Capital Units as of September 30, 2002.

The Company also offered to sell, and the Managing Member agreed to purchase, 40 Class C Capital Units at a price of $5,000 per capital unit, for a total of $200,000.  The Managing Member has paid the Company $200,000 in cash in connection with the sale of the 40 Class C Capital Units as of September 30, 2002.

An entity related to the Managing Member also subscribed for 400 Class C Capital Units, for a total of $2,000,000, as part of the public offering.  The entity has paid the Company $2,000,000 in cash in connection with the sale of the 400 Class C Capital Units as of September 30, 2002.

The following is information regarding earnings (loss) per Capital Unit:

	For the Nine Months Ended September 30, 2002
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings per unit	$60,376	2,437	$25

Effect of dilutive securities:
Subscribed units		1,309

Diluted earnings per unit	$60,376	3,746	$16

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2001
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings (loss) per unit	$(20,620)	16	$(1,289)

Effect of dilutive securities
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(220,620)	56	$(3,940)

For the nine months ended September 30, 2001, diluted earnings per share has not been calculated as the effect of units subscribed for but not issued and units issued for management services would be anti-dilutive.

NOTE 6 -       GRANT AGREEMENT

The Company was awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $401,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  The Company has received $166,206 and has requested an additional $83,150 as of September 30, 2002.

NOTE 7 -       COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company’s remaining commitment on the construction of the ethanol plant, with a related party, is approximately $21,879,000 as of September 30, 2002.

The Company has entered into agreements for the purchase of water, electricity and natural gas.

Water – The agreement provides the Company with water at a fixed rate for 5 years, renewable for 5 year periods at rates negotiated at the time of renewal. No minimum purchase quantities are required by the agreement.

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Natural Gas – The agreements provide the Company with a fixed transportation rate for natural gas for a 10 year term, renewable for 10 year terms. In addition, the agreement provides a pricing structure for natural gas for a 2 year period based on market rates. These agreements do not require minimum purchases of natural gas during their initial term.

Electricity – The agreement provides the Company with electric service for a term of 5 years.  The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement.

Minimum annual payments during the term of the above agreements are as follows:

Year Ended September 30,	Amount

2003	$465,000
2004	752,000
2005	752,000
2006	603,000
2007	395,000
2008-2013	2,204,000

$5,171,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

                You should read the following discussion along with the unaudited financial statements and the notes to the unaudited financial statements included elsewhere in this report.  This report contains forward-looking statements, including, but not limited to, those under “Plan of Operation” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected operations.  Forward-looking statements may include statements which use words such as “believe, “ “expect, “ “anticipate, “ “intend, “ “plan, “ “estimate, “ “predict, “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

                Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn and other commodities, including gasoline, and general economic conditions.  The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and GPE is not under any duty to update the forward-looking statements contained in this report. GPE cannot guarantee future results or performance, or what future business conditions will be like.  You are cautioned not to put undue reliance on any forward-looking statements.  In particular:

•                  While GPE anticipates that the thermal oxidizer will eliminate any potentially dangerous emissions from the ethanol production process, there is no guarantee that it will.

•                  GPE expects to begin production of ethanol in the Spring of 2003, but unanticipated and unknown conditions could delay the beginning of the production of ethanol.

Plan of Operation

                During the next twelve months, GPE plans to use the proceeds from its initial public offering, as well as funds from its lender and government sources to complete construction of the 40 million gallon ethanol plant and other facilities on the property located in Turner County, South Dakota.  GPE expects construction of the ethanol plant to be completed in the Spring of 2003.  GPE does not currently anticipate that the recent investigation by the Environmental Protection Agency of emissions released as a result of the process of producing ethanol will have a material effect on the company because its design plans include the installation of a thermal oxidizer, which is a pollution control device, at its ethanol plant.

                GPE anticipates that a total of approximately $52 million of debt and equity will be necessary to purchase the real estate, complete the construction of the plant, make the necessary capital improvements, purchase the machinery, equipment and initial inventory, and cover start-up, financing and offering expenses. GPE expects to receive an aggregate of approximately $52,533,000 through its initial public offering, private offerings to Broin affiliates, the loan agreement from AgCountry Farm Credit Services, the grant from the U.S. Department of Agriculture, and the tax increment financing from Turner County.

                Construction of the ethanol plant by Broin and Associates, Inc. began on April 13, 2002, and is proceeding on schedule. As of September 30, 2002, GPE had incurred construction costs of approximately $27.2 million under its Design/Build Construction Contract with Broin and Associates and had a remaining commitment on the construction of the ethanol plant of approximately $21.9 million.

                Broin Management, LLC will be responsible for the plant’s day-to-day operations. Broin Management has hired Mr. Richard Serie as the plant’s general manager effective September 1, 2002.  GPE estimates that it will employ 33 full-time or full-time equivalent employees once the ethanol plant begins operations.

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

                On May 24, 2002, GPE entered into a Water Purchase Agreement with South Lincoln Rural Water System, Inc. for the construction of a water distribution system and the purchase of water for use at the plant.  Construction of this water distribution system was completed during the third quarter of 2003.

                On September 2, 2002, GPE entered into three agreements with NorthWestern Services Group, Inc. under which NorthWestern agreed to construct pipeline facilities to GPE’s plant, which will be owned by NorthWestern; to distribute natural gas to GPE using the Northern Natural Gas Pipeline System from the date the GPE begins operation until October 31, 2003; and to deliver natural gas to GPE’s plant once operations begin until October 31, 2004.

                On September 25, 2002, GPE entered into an Electric Services Agreement with Southeastern Electric Cooperative, Inc., under which Southeastern Electric agreed to provide all of the electric power and energy requirements for GPE's ethanol plant. GPE's obligation to purchase electricity under this agreement does not begin until the earlier of the ethanol plant beginning operations or May 1, 2003.

                On October 1, 2002, GPE entered into a Trading Service Agreement with Variable Investment Advisors, Inc., a Sioux Falls, South Dakota registered broker-dealer, under which Variable operates an alternative trading system for trading GPE’s Class A and C capital units.

Liquidity and Capital Resources

                GPE is a development stage start-up company in the process of building a 40 million gallon ethanol plant to produce ethanol and distiller’s dried grains with solubles. GPE received net proceeds of $17,338,000 (in cash and promissory notes) relating to subscriptions for 1,513 Class A and 1,973 Class C units from its initial public offering, $200,000 for 40 Class C units in a private offering to Broin Management, LLC, $1,000,000 for 200 Class B units in a private offering to Broin Investments II, LLC, and $1,600 for 16 Class D units in a private offering to GPE’s Board of Managers and Managing Member. GPE has also received $7,000 relating to subscriptions for a total of 16 capital units in the initial public offering which were later redeemed due to the subscribers’ default on their promissory notes. As of September 30, 2002, GPE had collected all of the amounts owed by subscribers, other than the $73,000 that was to be received for the 16 capital units which were redeemed.

                GPE has also been awarded a total of approximately $400,000 under a Value-Added Agricultural Product Market Development Grant from the United States Department of Agriculture. This money may be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. As of September 30, 2002, GPE has received $166,206 under the grant and has requested an additional $83,150.

                In addition, on March 19, 2002, the Turner County Board of Commissioners of Turner County, South Dakota approved a request for tax increment financing for the GPE ethanol plant. GPE anticipates that it will receive approximately $1 million, based upon the predicted increased tax revenue that will be realized as a result of the ethanol plant project. Turner County will raise this amount by selling tax increment bonds. GPE will not have any liability for repaying the bonds. The bonds are payable solely from the positive tax increment portion of the real property taxes which are imposed and collected on real property pursuant to South Dakota law.  As of September 30, 2002, GPE had not received any amounts from the Turner County TIF financing.

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

                As of September 30, 2002, GPE had an outstanding balance of $3,401,125 on the construction loan facility and no outstanding balance on the promissory note.

                With the proceeds of the initial public offering, the private offerings, the debt financing, the government grants and the tax increment financing, GPE expects to have sufficient cash on hand to cover construction costs, including the installation of utilities, construction of the plant, equipment acquisition and interest accrued during construction. In addition, GPE expects to have enough cash to cover its operating and administrative expenses until it begins collecting payment on its accounts receivable. Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to its debt financing and its initial public offering.  GPE does not anticipate having to raise additional funds in the next 12 months.

Critical Accounting Policies and Estimates

                Preparation of GPE’s financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. GPE’s management continually evaluates these estimates based on assumptions we believe to be reasonable under the circumstances.

                The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

Allocation of costs between organizational, operating and offering costs

                During the start-up and development of GPE, legal, consulting and other costs are incurred related to organizational costs, operating costs and costs related to the offering of GPE's units.  As part of our procedures to determine the allocation of these costs to the appropriate category, we establish the definition of organizational, operating and offering costs and apply the facts and circumstances surrounding each cost incurred to the applicable definition.  As part of this process, we make judgments about costs incurred, and in turn how those costs are allocated to the applicable area.  Since the criteria related to the definition of these costs is subjective, if different assumptions were used to define the above costs, the amounts charged to operations or as an offering cost could be different than the amounts reported.  However, management does not believe the likelihood of materially different results would occur if different assumptions were applied to these allocations.

Classification of assets and liabilities

                Assets are classified as current or long-term in our financial statements based on our estimates of the time frames related to the conversion of assets to other operating assets or cash or reclassification of the asset to another classification based on the definition of the asset during the operating cycle.

                Long-term assets are evaluated for usage during the ensuing 12 month period, and management makes estimates regarding the conversion of the asset to a current asset or to another long-term asset.  GPE’s long-term assets include construction in progress, which is not depreciated until the assets are placed in service. Based on management’s current plan of operation, the classification of these assets is not expected to change based on current conditions and circumstances.  However, if the conditions and circumstances related to these assets, in particular the ability to complete the plant and successfully operate the plant, are not achieved, the adjustments would have a material effect on the amounts recorded as assets, members’ equity and results of operations.

                Financing costs are capitalized and amortized based on the expected terms of the related debt.  In the event the final terms of the debt are not as previously expected, amortization of the amounts may be different than previously anticipated.  However, management does not expect that changes in the terms of the debt would have a material impact on the financial statements as it relates to the amortization of financing costs.

                Likewise, liabilities are classified as current or long-term based on our expectation related to the liquidation of the liability relative to the terms of the agreements surrounding those liabilities.  Long-term liabilities are subject to security agreements that would require liquidation of the liability if the related asset were sold or otherwise disposed of.  Management has classified the liability based on the terms of the debt agreement after taking into account GPE’s plans for holding the applicable asset, and its intentions with regard to liquidation of the liability in accordance with the terms of the agreement.  In the event management changes its estimate of the nature and use of the related asset or determines that the liability should be liquidated in advance of scheduled maturities, the liability would be classified as a current liability.  In the event management changes its plans regarding the liquidation of its long-term liabilities, the change to the balance sheet classification would be material.  Management does not expect to change their plan of operation such that the classification of liabilities would change by a material amount.

Commitments and Contingencies

                Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the United States, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Long-Lived Assets

Depreciation and amortization of GPE's property, plant and equipment will be provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets that are placed in service.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.  Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of their plant related to estimated useful lives to have a significant affect on results of operations.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual cash flows.  Management does not expect an impairment of assets will exist based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                GPE’s chief executive officer and chief financial officer, after evaluating the effectiveness of GPE’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of a date (the Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that GPE’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

                There were no significant changes in GPE’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date referred to above.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

                On October 4, 2002, the South Dakota Public Utilities Commission issued a final decision and order regarding GPE’s petition for permission to obtain its electric service from Southeastern Electric Cooperative, instead of Xcel Energy, the electric utility provider assigned to GPE under South Dakota law.  A hearing on GPE’s petition was held on September 24, 2002 and the Public Utilities Commission unanimously determined that GPE’s ethanol plant could receive its electric service from Southeastern Electric Cooperative, Inc., which was GPE’s preference.

Item 2.  Changes in Securities and Use of Proceeds

                A registration statement under the Securities Act of 1933 was filed to register the initial public offering of Class A and Class C units and declared effective by the SEC on June 8, 2001. The registration file number assigned by the SEC is 333-56368.

                From June 8, 2001, the effective date of the registration statement, to September 30, 2002, GPE incurred no expenses in connection with the issuance and distribution of the registered capital units for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters. Other expenses relating to the issuance and distribution of the registered capital units from June 8, 2001 to September 30, 2002 were $80,300 and total expenses for this period were $92,000, resulting in net proceeds for the initial public offering of $17,338,000. Except for the salary paid to Brian Minish as Chief Executive Officer and Chief Financial Officer of GPE, none of these payments were direct or indirect payments to directors, officers, general partners of the issuers or their associates.

                The following table shows GPE’s estimated uses of the offering proceeds as of September 30, 2002.

Broin Design/Build Contract	Estimated Amounts Incurred as of September 30, 2002

Site Preparations and Buildings	$5,642,172
Production Systems	13,869,924
Grain Handling System and Other Costs	2,130,435
General Construction and Engineering	4,273,600
Excise Tax	528,948

Estimated Contract Costs Incurred as of September 30, 2002	26,445,079

Other Costs

Land Purchase	312,710
Start-Up and Operating Capital	287,000
Water Line Construction	548,755
Offering Costs Prior to June 8, 2001	160,000
Financing Costs	325,628
Management Services Payment to Broin Management, LLC	208,000
Repayment of Line of Credit	78,000

Estimated Total Use of Proceeds as of September 30, 2002	$28,365,172

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

                None.

Item        6.             Exhibits and Reports on Form 8-K

                (a)           Exhibits. See Exhibit Index.

                (b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: November 14, 2002
	By	/s/ Brian Minish
Brian Minish
Chief Executive Officer Chief Financial Officer

CERTIFICATIONS

I, Brian Minish, certify that:

1.                                     I have reviewed this quarterly report on Form 10-QSB of Great Plains Ethanol, LLC;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Brian Minish
Brian Minish
Chief Executive Officer (Principal Executive Officer)

I, Brian Minish, certify that:

1.                                     I have reviewed this quarterly report on Form 10-QSB of Great Plains Ethanol, LLC;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Brian Minish
Brian Minish
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Electric Service Agreement dated September 25, 2002
10.2	Natural Gas Distribution Delivery Agreement dated September 2, 2002
10.3	Natural Gas Supply Agreement dated September 2, 2002
10.4	Natural Gas Interstate Pipeline Transportation Agreement dated September 2, 2002
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)