Form 10KSB
period 2002-12-31
GREAT PLAINS ETHANOL LLC
filed 2003-03-04
CIK 1135568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 333-56368

Great Plains Ethanol, LLC

(Name of Small Business Issuer in its Charter)

South Dakota	46-0459188
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27716 462nd Avenue Chancellor, South Dakota 57015
(Address of Principal Executive Offices) (Zip Code)

(605) 647-0040
(Issuer’s Telephone Number, Including Area Code)

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

☒  Yes                   ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 – KSB.   ☒

State issuer’s revenues for its most recent fiscal year.  $210,744.00

The aggregate market value of the registrant’s Class A, Class B and Class C capital units held by non-affiliates of the registrant as of March 1, 2003 was approximately $13,710,000, based on the aggregate price paid for the capital units.

As of March 1, 2003, there were 1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

Transitional Small Business Disclosure Format:             ☐ Yes                    ☒ No

PART I

Item 1.            Description of Business.

Great Plains Ethanol, LLC is a South Dakota limited liability company in the final stages of the construction of a 40 million gallon ethanol plant in Turner County, South Dakota.  When completed, it will produce ethanol and an ethanol co-product, distiller’s dried grains with solubles, an animal feed supplement.

OVERVIEW

We were formed on December 20, 2000 and have had no operations to date.  We commenced our initial public offering of up to 4,460 of our Class A and Class C capital units on June 11, 2001, and received and accepted subscriptions for 1,529 Class A units and 1,973 Class C units in our public offering.  The total value of the subscriptions was $17,510,000.  Each subscriber paid 10% of the subscriber’s total purchase price into an escrow account, and 90% of the purchase price by executing a promissory note in favor of us that was subject to the call of the Board of Managers.

On November 5, 2001, our Board of Managers authorized the call of the remaining amounts due on the promissory notes for Class A, Class B and Class C units, with 40% of the total purchase price due on January 15, 2002, and the remaining 50% due on April 1, 2002.  Three subscribers, holding a total of 16 units, defaulted on their promissory notes.  We recognized a net loss of $73,000 of investment value as a result of these defaults.

As of March 1, 2003, we had 504 members.  We had 503 holders of Class A units, one holder of Class B units, and 120 holders of Class C units, all of whom also held Class A or Class B units.

Broin and Associates, Inc. designed and is building our ethanol plant.  Construction of our ethanol plant is nearly completed and we currently anticipate beginning production of ethanol and DDGS on or around March 19, 2003.  The ethanol storage and denaturant tanks in the tank farm have been completed and the connecting piping to the rail and truck loading areas are currently being installed.  Construction on the plant office is also nearly completed.  The thermal oxidizer installation is completed and the extensive wiring systems are being installed.  Once the ethanol plant is completed, Broin affiliates will manage the plant and market the ethanol and DDGS we produce.  We entered into a License Agreement with Broin & Associates under which we have a nonexclusive license to use Broin & Associates’ technology to make, use and sell ethanol and DDGS.  This License Agreement is of an indefinite duration.  We have not conducted any research and development activities in the last two fiscal years.

THE ETHANOL INDUSTRY

Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Although ethanol can be produced from a number of different types of grains, approximately 90% of ethanol in the United States today is produced from corn.  Current annual domestic ethanol production capacity is approximately 2.7 billion gallons.

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

Because of federal and state policies promoting cleaner air and the state and federal tax and production incentives, the ethanol industry has grown substantially in recent years.  Currently, U.S. ethanol plants have the capacity to produce approximately 2.7 billion gallons of ethanol annually, compared to only 175 million gallons in 1980.  There are more than 68 ethanol production facilities located in the United States, with the great majority of them located in the Midwest in the corn-producing states of Illinois, Wisconsin, Minnesota, Iowa, North Dakota, South Dakota, Nebraska and Kansas.  South Dakota currently has six ethanol plants producing and three additional plants under construction, including our plant, that will have a combined annual production capacity of 185 million gallons.

ETHANOL MARKETING

We expect the target market area for the ethanol produced at our plant to include local, regional and national markets.  The local and regional markets include the state of South Dakota, as well as markets in Minnesota and northwest Iowa.  We expect markets in Sioux Falls, Mitchell, Watertown and Wolsey, South Dakota to be the primary local target markets for our products, along with regional markets in Milford, LeMars, Rock Rapids and Sioux City, Iowa, and regional markets in Marshall, Alexandria, Mankato, Minneapolis and St. Paul, Minnesota.  We plan to ship the ethanol we produce primarily by truck to markets in South Dakota, Minnesota and Iowa.  The plant will be served by multiple South Dakota State highways and Interstate Highways 29 and 90 provide excellent transportation links in all directions.

Our plant also has rail facilities and connections to the Burlington Northern Santa Fe railroad system, which will facilitate transporting the ethanol we produce to our national target markets. The national target rail markets for our plant will include Chicago, the Pacific Northwest, the Southern and Southwest markets, as well as potential new markets on the East Coast and California due to anticipated MTBE phase outs.

Ethanol Products LLC, a Broin affiliate, will market the ethanol produced at our plant. Ethanol Products currently markets ethanol for nine producers located in Minnesota, South Dakota, North Dakota, Missouri, and Michigan.  Although we will rely entirely on Ethanol Products to market the ethanol we produce, we do not expect that Ethanol Products will be dependent on one or a limited number of major customers.

THE DDGS INDUSTRY

Distiller’s dried grains with solubles, or DDGS, is a co-product of the ethanol production process. DDGS is a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine and poultry industries. DDGS is a popular animal feed supplement, with approximately 3.5 million tons produced in North America annually.  Most is sold for use in animal feeds within the United States and Canada, and approximately one million tons is exported, primarily to Europe.  The vast majority of the DDGS is fed to ruminant animals in the dairy and beef sector, but its use in the swine sector is growing rapidly.

Our plant, as designed, will have the capacity to dry all distiller’s grains produced, when operated at its annual ethanol production capacity of 40 million gallons.

DDGS MARKETING

We have signed a DDGS marketing contract with Broin Enterprises, Inc. d/b/a Dakota Commodities, to market the DDGS produced at the plant.  We expect the DDGS target market to include local, regional and national markets.  We anticipate that we will ship DDGS to local markets within 100 miles of the plant and regional markets within 800 miles of the plant.  We will ship DDGS to local or regional markets primarily by truck, and anticipate that we will ship DDGS to national markets, primarily in the Southwestern United States.  Shipments to the national markets will be primarily by rail.  Although we will rely entirely on Dakota Commodities to market the DDGS we produce, we do not expect that Dakota Commodities will be dependent on one or a limited number of major customers.

COMPETITION

We will be in direct competition with numerous other ethanol and DDGS producers, many of whom have significantly greater resources than we do.  The ethanol industry has grown to over 68 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing approximately 2.7 billion gallons of ethanol per year.  The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing more ethanol than we expect to produce.  In addition, there are numerous regional farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours.  Most ethanol producers also produce DDGS, or competing animal feed products such as distiller’s wet grains.

In addition, we believe that at least thirteen new plants with a combined production capacity of over 443 million gallons are under construction and plans to expand existing plants have also been announced which would increase the ethanol production capacity of our competitors.  We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction, or the effect of resulting production upon the demand or price for our products.

We also expect that additional ethanol and DDGS producers will enter the market if the demand for ethanol continues to increase.  Our ethanol plant will compete with other ethanol and DDGS producers on the basis of price and, to a lesser extent, delivery service.  We believe we can compete favorably with other ethanol and DDGS producers, primarily due to our proximity to ample corn supplies at favorable prices.

We may also have to compete with international ethanol producers from countries such as Brazil, who may have lower production costs and comparable transportation costs to United States coastal markets.

CORN PROCUREMENT

The major raw material required for us to produce ethanol and DDGS is corn.  To operate at full capacity, our plant will require approximately 14 million bushels of corn annually.  We anticipate that our Class A members will supply approximately one quarter of our corn requirements and that the balance will be purchased from other local corn producers.  Beginning on May 1, 2003, after we have begun operations, each Class A member, upon receipt of notice from us, will be required to deliver 2,500 bushels of corn to us per each Class A capital unit owned.  Class A members will deliver corn to us based upon a delivery schedule.

We expect that the location of the plant in Turner County, South Dakota will allow accessibility to corn at necessary levels.  In 2001, over 14 million bushels of corn for grain were produced in Turner County and over 69 million bushels of corn for grain were produced in nearby Lincoln, Hutchinson, McCook, Hanson, Yankton, and Union Counties.

GOVERNMENT REGULATION

Various federal and state laws, regulations and programs have led to the increasing use of ethanol in fuel, including various subsidies, tax credits and other forms of financial incentives.  Some of these laws provide economic incentives to produce ethanol and others mandate the use of ethanol.  The revocation, amendment or non-renewal of any one or more of these laws, regulations or programs could adversely affect the future use of ethanol and our business and operations in a material way.  Any material reduction of the use of ethanol would have an adverse affect on our profitability and viability.

ENVIRONMENTAL MATTERS

Our operations are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and aboveground fuel storage tanks.  We believe we are currently in compliance with environmental laws and regulations. However, environmental compliance will require us to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material to our business.  If we were found to have violated federal, state or local environmental regulations, we could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect our business.

Our plant was designed and is being constructed under an air quality permit issued by the South Dakota Department of Environment and Natural Resources.  The South Dakota DENR has requested that the permit be modified to conform with the terms of an air quality permit it recently issued for another South Dakota ethanol plant.  The permit has been modified and the matter is currently awaiting conclusion of a period allowed for comments by the public and by the United States Environmental Protection Agency.

A number of ethanol plants in Minnesota recently entered into consent decree settlements with the State of Minnesota and the Environmental Protection Agency arising from alleged emissions violations.  Civil penalties were assessed against each ethanol plant, additional emissions devices were required, new testing protocols established, and air quality permits were modified by the settlement agreements.  As part of that settlement, the EPA informed Minnesota ethanol producers that it would attempt to “level the playing field,” inferring action in other states.  Whether that will influence EPA to comment or act on our pending permit modifications is unknown.

In addition, on January 6, 2003, the EPA issued formal requests to ethanol plants designed, constructed and/or managed by Broin to provide certain information pursuant to the Federal Clean Air Act, as amended in 1990.  We believe that some other ethanol plants not managed by Broin received identical requests.  These requests require ethanol plants to provide the EPA with certain emissions data.  The purpose of these requests is to determine whether the plants are in compliance with the Clean Air Act.  If the EPA determines that ethanol plants designed, constructed or managed by Broin do not comply with the Clean Air Act, the EPA could require pollution control mechanisms and internal control processes that are not currently planned for our ethanol plant, or could withhold or delay the issuance of necessary permits.  Additional requirements, mechanisms or processes imposed by the EPA could increase the costs or slow the development of the plant’s start-up and operations in a material way.

EMPLOYEES

As of March 1, 2003, we employed one part-time employee and 38 full-time employees.  Brian Minish is our Chief Executive Officer and Chief Financial Officer. See "Item 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act" and "Item 10 – Executive Compensation" below for additional information on Mr. Minish.

Broin Management has selected Mr. Rick Serie as our plant’s initial general manager.  Mr. Serie was previously with the Agri-Energy, LLC ethanol plant in Luverne, Minnesota, where he served as the general manager.  Mr. Serie oversees and will be responsible for operations and production on a day-to-day basis.  The general manager is a full-time, on-site position, but Mr. Serie is an employee of Broin Management, LLC.  See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act" below for additional information on Mr. Serie.  Our technical manager is also a Broin Management employee.

We have also hired a full-time controller, commodities manager, operations manager, maintenance manager, membership coordinator, and commodities supervisor.  We are in the process of hiring a chief mechanical operator, lab manager, plant operators, plant maintenance personnel, and commodities assistants.

We have hired Mr. Steve Kary as our full-time membership coordinator.  Mr. Kary is responsible for maintaining our membership records, providing general assistance to our members, and handling the administrative aspects of sales and transfers of capital units.

Item 2.  Description of Property.

Our ethanol plant is located on 119 acres of land we own near the town of Chancellor in Turner County, South Dakota.  This site is served by multiple state highways and is near Interstate Highways 29 and 90 and has rail facilities and connections to the Burlington Northern Santa Fe railroad system to facilitate transporting the ethanol and DDGS produced at our plant to national target markets.  All of our tangible and intangible property, real and personal, serves as the collateral for our debt financing with AgCountry Farm Credit Services, which is described below under “Item 6 – Liquidity and Capital Resources.”

We do not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests of persons primarily engaged in real estate activities.  Accordingly, we have no policies with respect to such investments.

Item 3.  Legal Proceedings.

From time to time we may be subject to litigation incidental to our business. We are not currently a party to any pending legal proceedings that are not routine litigation incidental to our business.  However, as described above under “Item 1-Description of Business – Environmental Matters,” we do not yet know if the EPA will comment or otherwise take action with respect to the pending modifications to our air quality permit.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is no public trading market as such for our capital units.  Our members may attempt to sell  Class A and Class C capital units, and others may attempt to buy capital units listed for sale, on an alternative trading system operated by Variable Investment Advisors, Inc., which may be accessed at www.Agstocktrade.com.  According to Variable Investment Advisors, there were no bids in the fourth quarter of 2002, which was the first quarter in which it operated the alternative trading system for our capital units.

As of March 1, 2003, there were 503 Class A members, 1 Class B member, and 120 Class C members, representing a total of 504 members.

Under the terms of our First Amended and Restated Operating Agreement, as further amended, we are required to make an annual distribution to our members of a minimum of 20% of the net cash we earn from operations, as long as net cash from operations is in excess of $500,000 for that year.  However, we are prohibited from making any distributions if it would violate or cause us to default under any of the terms of any of our credit facilities or debt instruments.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

You should read the following discussion along with the audited financial statements and notes to the audited financial statements included elsewhere in this report. This report contains forward-looking statements, including, but not limited to, those under “Plan of Operation” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected operations. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn and other commodities, including gasoline, and general economic conditions. The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance, or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements. In particular:

•                  While we anticipate that the thermal oxidizer we have installed will eliminate any potentially dangerous emissions from the ethanol production process, we cannot guarantee that it will.

•                  We expect to begin production of ethanol in March of 2003, but unanticipated and unknown conditions could delay the beginning of the production of ethanol.

PLAN OF OPERATION

We expect to spend the next three months completing construction and beginning to operate the plant.  The next nine to twelve months after completion of construction will be used to work with Broin to get the plant operating at full capacity.  We expect to have sufficient cash to cover our inventory, operating and administrative costs for the first few weeks of operations until we begin collecting payment on our accounts receivable.  Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance, staff training, and expenses related to our debt financing. Broin Management, LLC is responsible for hiring and supervising all of our staff with respect to the direct operations of the ethanol plant, including receiving, production and shipping.

The Great Plains Ethanol plant has contracted Ethanol Products, LLC to market the ethanol and Dakota Commodities to market the Dried Distillers Grains with Solubles (DDGS) that is produced at the plant.  We currently anticipate that ethanol production will begin on or around March 19, 2003 and that the first DDGS shipment will be shipped approximately two weeks following the startup of DDGS production, which we expect to be approximately April 1, 2003.  A percentage of the ethanol and DDGS will be sold with firm contracts and the remaining balance will be sold on the spot market.  These percentages will be dictated by market conditions.  Also a combination of rail and truck will be utilized for the transportation of the products.  We also expect to have sufficient cash to cover our inventory, operating and administrative costs for the first few weeks of operations until we begin collecting payment on our accounts receivable.  Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to its debt financing.

We do not currently anticipate that the recent investigation by the Environmental Protection Agency of emissions released as a result of the process of producing ethanol will have a material effect on us because we have installed a thermal oxidizer, which is a pollution control device, at its ethanol plant.

LIQUIDITY AND CAPITAL RESOURCES

We received net proceeds of $17,338,000 (in cash and promissory notes) in our initial public offering. We also received $7,000 relating to subscriptions for a total of 16 capital units in our initial public offering which were later redeemed due to the subscribers’ default on their promissory notes. We have collected all of the amounts owed by subscribers, other than the

$73,000 that was to be received for the 16 capital units which were redeemed.  As of December 31, 2002, we had used all of the net proceeds from our initial public offering.

On June 19, 2002, we entered into a definitive Credit Agreement with AgCountry Farm Credit Services.  On June 20, 2002, we also executed a promissory note in favor of AgCountry in the principal amount of $2,000,000.

Under our Credit Agreement, AgCountry will loan up to the lesser of 65% of the costs of constructing our ethanol plant or $32,500,000.  During the construction period, we are paying AgCountry monthly interest only payments based on the average daily balance of the construction loan during the related monthly period at an annual floating interest rate equal to LIBOR plus 3.14%.

On October 1, 2003, if certain conditions are met, AgCountry will convert the construction loan to a term loan, payable by us in 40 level amortized quarterly payments of principal and interest.  The interest rate will be selected by us from the rate options contemplated by the Credit Agreement.

After the construction loan has been converted to a term loan and until October 1, 2013, we may elect to convert between $1,000,000 and $6,000,000 of the principal amount of the term loan into a revolving loan, payable in monthly interest payments based on the average daily balance of the revolving loan during the related monthly period based on an annual floating interest rate equal to LIBOR plus 3.14%.  In addition, we must pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when all remaining principal and interest will be due.  The annual paydown will permanently reduce the amount we may borrow under our revolving credit facility.

From the time its construction loan is converted to a term loan and until October 1, 2013, we may borrow up to the then available revolving commitment amount of our revolving loan.

In addition to the other payments due to AgCountry under the Credit Agreement, we must pay to AgCountry each quarter 25% of our free cash flow (as that term is defined in the Credit Agreement), not to exceed $1,500,000 in each fiscal year.

We were also awarded a total of approximately $400,000 under a Value-Added Agricultural Product Market Development from the United States Department of Agriculture. This money was used to pay for certain organizational, offering and start-up costs related to our formation and capitalization. As of December 31, 2002, we have received $249,278 under the grant and have requested an additional $49,233.

In addition, on March 19, 2002, the Turner County Board of Commissioners of Turner County, South Dakota approved a request for tax increment financing for our ethanol plant. We anticipate that we will receive approximately $1 million, based upon the predicted increased tax revenue that will be realized as a result of the ethanol plant project. Turner County will raise this amount by selling tax increment bonds. We will have no liability for or obligation to repay the bonds. The bonds are payable solely from the positive tax increment portion of the real property taxes which are imposed and collected on real property pursuant to South Dakota law. As of December 31, 2002, we had not received any amounts from the Turner County TIF financing.

As of December 31, 2002, we had an outstanding balance of $17,055,101 on our construction loan facility with AgCountry and no outstanding balance on the promissory note with AgCountry.

We expect to have enough cash to cover our operating and administrative expenses until we begin collecting payment on our accounts receivable. Such costs include raw materials, staffing, office costs, audit, legal, regulatory compliance and staff training, and to pay expenses related to our debt financing.  However, in addition to operating expenses, we have significant expenses related to financing and interest and allocated funds in our capital structure for these expenses.  However, there can be no assurance that the funds allocated will be sufficient to cover these operating expenses and we may need additional funding to cover these costs if sufficient funds are not retained up front or if such costs are higher than expected.

We are currently negotiating a line of credit arrangement with Home Federal Bank of Sioux Falls, South Dakota, and anticipate entering into a definitive agreement with Home Federal Bank soon after we file this Annual Report on Form 10-KSB.  Under our Natural Gas Distribution Delivery Agreement with NorthWestern Services Group, Inc. we are required to obtain an irrevocable letter of credit or other payment assurance to cover the estimated cost of $1.6 million to construct the pipe line to our ethanol plant if we fail to meet certain minimum obligations under the agreement.  In order to obtain this letter of credit, we must secure a guarantee or guarantees from secondary sources.  We currently expect that Broin and Associates will provide 50 percent of such guarantee and that individual members of our Board of Managers will provide the remaining 50 percent.  Broin and Associates and Board members are expected to receive a fee of two percent of the total amount each guarantees on an annual basis for providing their guarantees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our financial statements necessarily requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Our management continually evaluates these estimates based on assumptions it believes to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can, and probably will be, different from those currently estimated.

Allocation of Costs Between Organizational, Operating and Offering Costs

During our start-up and development, legal, consulting and other costs are incurred related to organizational costs, operating costs and costs related to the offering of our capital units. As part of our procedures to determine the allocation of these costs to the appropriate category, we must establish the definition of organizational, operating and offering costs and apply the facts and circumstances surrounding each cost incurred to the applicable definition. As part of this process, we make judgments about costs incurred, and in turn how those costs are allocated to the applicable area. Since the criteria related to the definition of these costs is subjective, if different assumptions were used to define the above costs, the amounts charged to operations or as an offering cost could be different than the amounts reported. However, our management does not believe the likelihood of materially different results would occur if different assumptions were applied to these allocations.

Classification of Assets and Liabilities

Our assets are classified as current or long-term in our financial statements based on our estimates of the time frames related to the conversion of these assets to other operating assets or cash or reclassification of the asset to another classification, based on the definition of the asset during our operating cycle.

Long-term assets are evaluated for usage during the ensuing 12-month period, and management makes estimates regarding the conversion of the asset to a current asset or to another long-term asset. Our long-term assets include construction in progress, which is not depreciated until the assets are placed in service. Based on our management’s current plan of operation, the classification of these assets is not expected to change based on current conditions and circumstances.  However, if the conditions and circumstances related to these assets, in particular the ability to complete construction of and successfully operate, the plant are not achieved, the adjustments would have a material effect on the amounts recorded as assets, members’ equity and results of operations.

Financing costs are capitalized and amortized based on the expected terms of the related debt. If the final terms of the debt are not as previously expected, amortization of the amounts may be different than previously anticipated. However, management does not expect that changes in the terms of the debt would have a material impact on the financial statements as it relates to the amortization of financing costs.

Likewise, liabilities are classified as current or long-term based on our expectation related to the liquidation of the liability relative to the terms of the agreements surrounding those liabilities. Long-term liabilities are subject to security agreements that would require liquidation of the liability if the related asset were sold or otherwise disposed of. Management has classified the liability based on the terms of the debt agreement, after taking into account our plans for holding the applicable asset, and management’s intentions with regard to liquidation of the liability in accordance with the terms of the debt agreement. If management changes its estimate of the nature and use of the related asset, or determines that the liability should be liquidated in advance of scheduled maturities, the liability would be classified as a current liability. If management changes its plans regarding the liquidation of its long-term liabilities, the change to the balance sheet classification would be material. Management does not expect to change its plan of operation such that the classification of liabilities would change by a material amount.

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

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment will be provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets that are placed in service. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of our plant related to estimated useful lives to have a significant affect on results of operations.

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

Item 7.            Financial Statements.

Great Plains Ethanol, LLC’s audited financial statements, described as follows, are appended to the signature page of this report.

Independent Auditor’s Report

Balance Sheets – December 31, 2002 and 2001

Statements of Operations – For the Years ended December 31, 2002 and 2001, for the Period from December 20, 2000 to December 31, 2000, and for the Period from December 20, 2000, to December 31, 2002

Statements of Changes in Members’ Equity – For the Period December 20, 2000 to December 31, 2002

Statements of Cash Flows – For the Years ended December 31, 2002 and 2001, for the Period from December 20, 2000 to December 31, 2000, and for the Period from December 20, 2000 to December 31, 2002

Notes to Financial Statements

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information set forth under the captions “Management and Executive Officer” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Annual Meeting of Members to be held on April 10, 2003, to be filed with the Securities and Exchange Commission (the “Commission”) on or before March 4, 2003, is incorporated herein by reference.

Item 10.  Executive Compensation.

The information set forth under the caption “Compensation of Managers and Executive Officer” in the definitive Proxy Statement for the Annual Meeting of Members to be held on April 10, 2003, to be filed with the Commission on or before March 4, 2003, is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Annual Meeting of Members to be held on April 10, 2003, to be filed with the Commission on or before March 4, 2003, is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

The information set forth under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the Annual Meeting of Members to be held on April 10, 2003, to be filed with the Commission on or before March 4, 2003, is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a)           Exhibits. See Exhibit Index

(b)           None.

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of the Evaluation Date referred to above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			GREAT PLAINS ETHANOL, LLC

Date:	March 4, 2003		/s/ Brian Minish
			Brian Minish
			Chief Executive Officer and Chief Financial Officer

Date:	March 4,	2003	/s/ Dwayne Atkins
			Dwayne Atkins, Manager

Date:	March 4,	2003	/s/ Jeff Broin
			Jeff Broin, Manager

Date:	March 4,	2003	/s/ Darrell Buller
			Darrell Buller, Manager

Date:	March 4,	2003	/s/ Steve Christensen
			Steve Christensen, Manager

Date:	March 1,	2003	/s/ Dennis Hardy
			Dennis Hardy, Manager

Date:	March 4,	2003	/s/ Rich Horton
			Rich Horton, Manager

Date:	March 4,	2003	/s/ Darrin Ihnen
			Darrin Ihnen, Manager

Date:	March 4,	2003	/s/ John A. Ludens
			John A. Ludens, Manager

Date:	March 4,	2003	/s/ Mark Miller
			Mark Miller, Manager

Date:	March 4,	2003	/s/ Jim Rand
			Jim Rand, Manager

Date:	March 4,	2003	/s/ Dennis Schrag
			Dennis Schrag, Manager

Date:	March 4,	2003	/s/ Paul Shubeck
			Paul Shubeck, Manager

Date:	March 4,	2003	/s/ Steve Sinning
			Steve Sinning, Manager

Date:	March 4,	2003	/s/ Dan Viet
			Dan Viet, Manager

CERTIFICATION

I, Brian Minish, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Great Plains Ethanol, LLC;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 4, 2003	/s/ Brian Minish
Brian Minish
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

GREAT PLAINS ETHANOL, LLC

INDEPENDENT AUDITOR’S REPORT

The Board of Managers

Great Plains Ethanol, LLC

Lennox, South Dakota

We have audited the accompanying balance sheets of Great Plains Ethanol, LLC, (a development stage limited liability company) as of December 31, 2002 and 2001, and the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2002, and 2001 and for the period from December 20, 2000 (inception) through December 31, 2000 and the cumulative period from December 20, 2000 (inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Ethanol, LLC as of December 31, 2002 and 2001, and the results of its operations and cash flows for the periods ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Bloomington, Minnesota

January 18, 2003

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS

CURRENT ASSETS
Cash	$151,601	$1,141,317
Receivables:
Grant	49,233	38,534
Excise and sales tax refund	642,619	—
Prepaid expenses	38,628	27,085
Total current assets	882,081	1,206,936

PROPERTY AND EQUIPMENT
Land	312,710	290,626
Office equipment	1,220	1,220
Construction in progress	38,200,949	375,000
	38,514,879	666,846
Less accumulated depreciation	(581)	(175)
Net property and equipment	38,514,298	666,671

OTHER ASSETS
Financing costs	346,028	24,375
Other investments	1,000	—
	347,028	24,375

	$39,743,407	$1,897,982

See Notes to Financial Statements

2

	2002	2001

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable — trade	$5,215	$11,000
Accounts payable to related party	11,000	—
Accounts payable to related party — construction costs	4,696,876	375,000
Accrued interest	76,030	—
Accrued liabilities	895	2,755
Total current liabilities	4,790,016	388,755

LONG-TERM DEBT	17,055,101	—

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Total units authorized — 4,700
Class A Units, $5,000 par, 2002 — 1,513 units issued and outstanding;
2001 — 1,529 units subscribed	7,565,000	7,645,000
Class B Units, $5,000 par, 2002 — 200 units issued and outstanding;
2001 — 200 units subscribed	1,000,000	1,000,000
Class C Units, $5,000 par, 2002 — 2,029 units issued and outstanding
2001 — 2,029 units subscribed	10,145,000	10,145,000
Class D Units, $100 par, 0 units issued
and outstanding	—	—
Additional paid-in capital	7,000	—
Deficit accumulated during the development stage	(818,710)	(765,773)
Less subscriptions receivable:
Related party	—	(2,854,000)
Others	—	(13,661,000)
Total members’ equity	17,898,290	1,509,227

	$39,743,407	$1,897,982

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period From	Period From
			December 20, 2000	December 20, 2000
	Year Ended	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	2002

REVENUES
Sales	$—	$—	$—	$—
Grant revenue	210,744	—	—	210,744
Total revenue	210,744	—	—	210,744

OPERATING EXPENSES
Organizational costs	—	16,348	46,994	63,342
Startup costs	455,648	421,396	27,607	904,651
Total operating expenses	455,648	437,744	74,601	967,993

LOSS FROM START-UP ACTIVITIES	(244,904)	(437,744)	(74,601)	(757,249)

OTHER INCOME AND (EXPENSES)
Interest income	190,028	20,576	—	210,604
Interest expense	—	(1,328)	—	(1,328)
Other	1,939	(1,556)	—	383
Total other income and expenses	191,967	17,692	—	209,659

LOSS ACCUMULATED DURING DEVELOPMENT STAGE	(52,937)	(420,052)	(74,601)	(547,590)

BASIC LOSS PER CAPITAL UNIT	$(19)	$(26,253)	$(4,663)

DILUTED LOSS PER CAPITAL UNIT			$(4,904)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC	2,766	16	16

DILUTED			56

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

STATEMENT OF CHANGES IN MEMBER’S EQUITY

											Deficit
											Accumulated
	Capital Units									Additional	During The
	Class A		Class B		Class C		Class D		Subscriptions	Paid In	Development	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Receivable	Capital	Stage	Amount

Balance, December 20, 2000	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Additional paid-in capital received										4,151		4,151
Units issued							16	1,600				1,600
Less subscriptions receivable									(1,600)			(1,600)
Loss accumulated during the development stage											(74,601)	(74,601)
Balance, December 31, 2000	—	—	—	—	—	—	16	1,600	(1,600)	4,151	(74,601)	$(70,450)
Additional paid-in capital received										127,234		127,234
Units subscribed	1,529	7,645,000	200	1,000,000	2,013	10,065,000						18,710,000
Less subscriptions receivable									(18,710,000)			(18,710,000)
Collection of unit subscriptions									2,196,600			2,196,600
Conversion of Class D units to Class C units					16	1,600	(16)	(1,600)				—
Dividend on conversion of Class D units to Class C units						78,400					(78,400)	—
Cost of issuing membership units										(131,385)	(192,720)	(324,105)
Loss accumulated during the development stage											(420,052)	(420,052)
Balance, December 31, 2001	1,529	7,645,000	200	1,000,000	2,029	10,145,000	—	—	(16,515,000)	—	(765,773)	1,509,227
Collection of unit subscriptions									16,442,000			16,442,000
Forfeitures and other adjustments to Class C units	(16)	(80,000)							73,000	7,000		—
Loss accumulated during the development stage											(52,937)	(52,937)
Balance, December 31, 2002	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$—	$7,000	$(818,710)	$17,898,290

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period From	Period From
	Year Ended	Year Ended	December 20, 2000	December 20, 2000
	December 31,	December 31,	(Inception) to	(Inception) to
	2002	2001	December 31, 2000	December 31, 2002

OPERATING ACTIVITIES

Loss accumulated during development stage	$ (52,937)	$ (420,052)	$ (74,601)	$ (547,590)
Changes to loss accumulated during the development stage not affecting cash Depreciation	406	175	—	581
(Increase) in current assets
Receivables:
Grant	(10,699)	—	—	(10,699)
Prepaid expenses	(11,543)	(26,624)	(461)	(38,628)
Increase (decrease) in current liabilities
Accounts payable — trade	(5,785)	(60,130)	71,130	5,215
Accounts payable to related party	11,000			11,000
Accrued expenses	(1,860)	(475)	3,230	895

NET CASH USED FOR OPERATING
ACTIVITIES	(71,418)	(507,106)	(702)	(579,226)

INVESTING ACTIVITIES
Increase in other investments	(1,000)			(1,000)
Purchase of property and equipment	(33,450,127)	(291,346)	—	(33,741,473)
Refunds receivable for excise and sales taxes paid on construction contract	(642,619)	—	—	(642,619)

NET CASH USED FOR INVESTING
ACTIVITIES	(34,093,746)	(291,346)	—	(34,385,092)

FINANCING ACTIVITIES
Proceeds from line-of-credit	—	78,000	—	78,000
Payments on line-of-credit	—	(78,000)	—	(78,000)
Advances on notes payable	17,055,101			17,055,101
Financing costs paid	(321,653)	(24,375)	—	(346,028)
Proceeds from issuance of capital units	16,442,000	2,196,600	—	18,638,600
Additional paid in capital received	—	88,700	3,651	92,351
Cost of issuing membership units	—	(324,105)	—	(324,105)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	33,175,448	1,936,820	3,651	35,115,919

NET INCREASE (DECREASE) IN CASH	(989,716)	1,138,368	2,949	151,601

CASH AT BEGINNING OF PERIOD	1,141,317	2,949	—	—

CASH AT END OF PERIOD	$151,601	$1,141,317	$2,949	$151,601

(continued on next page)

STATEMENTS OF CASH FLOWS - page 2

			Period From	Period From
	Year Ended	Year Ended	December 20, 2000	December 20, 2000
	December 31,	December 31,	(Inception) to	(Inception) to
	2002	2001	December 31, 2000	December 31, 2002

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for:
Prepaid offering costs	$—	$—	$66,930	$—
Construction costs	4,696,876	375,000	—	4,696,876
Cash paid for interest, net of interest capitalized	—	1,328	—	1,328
Accrued interest capitalized	76,030	—	—	76,030
Dividend on conversion of
Class D units to Class C units	—	78,400	—	78,400
Subscriptions receivable for membership units	—	16,515,000	1,600	—
Additional paid-in capital related to grant receivable	—	38,534	—	—
Land option assignment received as additional paid in capital	—	—	500	500

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC, a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000. As of December 31, 2002, the Company is in the development stage with its current efforts being principally devoted to construction of the ethanol plant.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  This method recognizes revenues as earned and expenses as incurred.

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

Receivables

The carrying amount of receivables reflects management’s best estimate of the amounts that will be collected. Management reviews all receivable balances and estimates the portion, if any, of the balance that will not be collected.

Organizational and Start-Up Costs

Organizational and start-up costs are expensed as incurred. Organizational costs consist of legal and accounting fees related to the formation of the company.  Start-up costs consist of expenses incurred during the development stage related to the operation and management of the Company which do not qualify as a capitalized cost.

Financing Costs

Financing costs will be amortized over the term of the related debt using the interest method of amortization.  Amortization of financing costs during construction will be capitalized as part of construction period interest.

(continued on next page)

Cost of Issuing Membership Stock

Costs incurred related to the sale of membership stock are recorded as offering costs and deducted from additional paid-in capital, with any remaining amount applied to retained earnings (accumulated deficit).  Such costs include direct costs related to the offering such as consulting fees, payroll and related costs, along with costs of meetings and materials associated with the Company’s initial public offering.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Additional Paid-In Capital

Prior to December 31, 2001, the Company received amounts from various entities to assist in funding the Company’s formation and development. The Company is under no obligation to issue capital units related to these receipts and has recorded these amounts as additional paid-in capital.

During 2002, several investors defaulted on their capital unit subscriptions and forfeited amounts previously paid to the Company. Amounts forfeited are included in additional paid-in capital.

(continued on next page)

Subscriptions Receivable

Subscriptions receivable were recorded for amounts due from members accepted by the Company who have not paid the entire amount due to the Company under the promissory notes issued for their Capital Units.  As of December 31, 2000, subscriptions receivable were collected prior to management’s release of the financial statements and were classified as a current asset.  Subscriptions receivable as of December 31, 2001 are classified as a reduction in members’ equity.

Earnings Per Capital unit

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issue.  Diluted earnings per unit are calculated by including dilutive potential capital units in the denominator and adjusting net earnings (loss) as applicable.

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

NOTE 3 -       CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of December 31, 2002 and 2001 are as follows:

	2002	2001

Construction costs	$38,006,801	$375,000
Construction period interest	175,873	—
Insurance and other costs	18,275	—

	$38,200,949	$375,000

NOTE 4 -         NOTES PAYABLE

On July 9, 2001, the Company obtained a line-of-credit from Dakota Heritage State Bank of Chancellor, South Dakota.  The line-of-credit was due on July 9, 2002 and was bearing interest at a variable rate.  The total amount available to the Company was $100,000.  The debt was secured by all property held by the Company, including the Grant (See Note 5).  As of December 31, 2002, the Company had no outstanding balance on the line-of-credit and the agreement had expired.

(continued on next page)

On June 19, 2002, the Company entered into a credit agreement with AgCountry Farm Credit Services, FLCA outlining the terms of its construction, term and revolving financing arrangements. The construction loan is limited to 65% of construction costs of the ethanol plant or $32,500,000. Interest during construction is payable monthly at a variable rate of LIBOR plus 3.14%. On October 1, 2003, the loan will convert to a term loan payable in 40 equal installments of principal and interest at the rate option selected at that time. The Company may convert between $1,000,000 and $6,000,000 of the term loan to a revolving loan with monthly payments of interest at LIBOR plus 3.14%. On October 1 of each year, the Company must reduce the original amount outstanding by 10% of the amount converted to the revolving loan.  The maximum revolving loan amount is reduced each year by this amount. The term and revolving loans have a final maturity date of October 1, 2013. In addition, the Company shall pay, on a quarterly basis, 25% of its free cash flow, not to exceed $1,500,000 in each fiscal year. The construction and term loans are secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts.  Upon completion of construction or conversion to a term loan, the Company becomes subject to certain restrictive covenants.  The covenants require minimum ratios, restrict distributions to no more than 75% of net income and limit capital expenditures without the consent of the lender.

The construction note payable to AgCountry Farm Credit Services had a balance of $17,055,101 as of December 31, 2002. The interest rate was 4.52% as of December 31, 2002. On January 7, 2003, the Company requested an additional draw of $4,400,254, which was advanced on January 14, 2003.

On June 20, 2002, the Company entered into a promissory note with AgCountry Farm Credit Services, PCA to borrow an additional $2 million. The interest rate on the note is the 30-day LIBOR plus 3.14% per annum.  The note is due in semi-annual installments of $500,000, plus interest, beginning in June 2004, and has a final maturity of December 2005. As of December 31, 2002, there were no borrowings outstanding on the promissory note.

Minimum principal payments for the next five years based on full funding of the construction note and promissory note are estimated as follows:

Year Ended December 31,	Amount

2003	$—
2004	3,633,000
2005	3,754,000
2006	2,881,000
2007	3,013,000

As of December 31, 2002, the fair value of the notes payable approximates cost based on the variable interest rate features of the notes.

NOTE 5 -         GRANT AGREEMENT

The Company has been awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $401,000.  The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  The Company has received $249,278 and has requested an additional $49,233 as of December 31, 2002.

(continued on next page)

NOTE 6 -         MEMBERS EQUITY

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

A total of sixteen (16) Class D Capital Units were privately offered and sold for $100 per unit to each member of the initial Board of Managers and to the Company’s initial Managing Member. Class D Units were automatically converted to Class C Units upon completion of the public offering of Class A and C Capital Units described above.  A deemed dividend of $78,400 was recorded related to the conversion of the Class D Capital Units to Class C Capital Units during the year ended December 31, 2001.

The Company offered to sell, and an entity related to the Managing Member agreed to purchase, 200 Class B Capital Units at a price of $5,000 per capital unit, for a total of $1,000,000 in a private transaction.  The managing Member has paid the Company $1,000,000 in cash in connection with the sale of the 200 Class B Capital Units as of December 31, 2002. Transfer of Class B Capital Units is prohibited unless the units are first offered for sale to the Company at the fair market value of the units.

The Company also offered to sell, and the Managing Member agreed to purchase, 40 Class C Capital Units at a price of $5,000 per capital unit, for a total of $200,000, in a private transaction in exchange for services related to preparation of a business plan and feasibility of the plant.  In connection with this agreement, the Company paid the Managing Member $200,000 for the business plan and feasibility study during the year ended December 31, 2001. The Managing Member paid the Company $200,000 in cash for the 40 Class C Capital Units as of December 31, 2002.

An entity related to the Managing Member also subscribed for 400 Class C Capital Units, for a total of $2,000,000, as part of the public offering.  The entity has paid the Company $2,000,000 in connection with the sale of the 400 Class C Capital Units as of December 31, 2002.

For Class A, B and C Capital Units, 10% of the offering price was due upon subscription, with the remaining amount paid in the form of a promissory note due subject to call of the Board of Managers. Under the terms of its initial public offering, the Board of Managers was required to call amounts due on promissory notes for Class A and Class C Capital Units subscribed before calling amounts due on promissory notes from Class B Capital Units subscribed.  At December 31, 2001, the Board of Managers called the remaining amounts due on promissory notes for Class A and Class C Capital Units, with 40% due on January 15, 2002, and the remaining 50% due on April 1, 2002.

The Company offered Class C Capital units with a minimum purchase of ten (10) units per purchaser and Class A Capital Units to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per purchaser. For each Class A Capital Unit purchased, the member will be obligated to deliver 2,500 bushels of corn to the Company on an annual basis. Corn will be purchased from the Class A Members at a price based on the average market price from surrounding local markets.

(continued on next page)

Upon default on certain obligations of members related to Class A, B and C Capital Units, the Company had the right to redeem the member’s interest at 10% of the price at which the Capital Units were originally offered for sale by the Company.  If a member defaulted on the payment of the purchase price pursuant to the promissory note referenced above, the Company had the option to redeem the member’s interest and retain all amounts paid by the member as liquidated damages. During the year ended December 31, 2002, forfeitures and other adjustments resulted in a reduction of subscribed units of 16 Class A units, cancellation of $73,000 of subscriptions receivables, and forfeitures of $7,000.

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

The following is a reconciliation of basic and diluted earnings (loss) per Capital Unit:

	For the Period Ended December 31, 2000
		Weighted
	Net Earnings	Average
	(Loss)	Units	Per unit
	(Numerator)	(Denominator)	Amount

Basic earnings (loss) per unit	$(74,601)	16	$(4,663)

Effect of dilutive securities
Units issuable for management services	(200,000)	40

Diluted earnings (loss) per unit	$(274,601)	56	$(4,904)

As of December 31, 2002 and 2001, diluted earnings per unit are not presented since the effect of including potential units would be antidilutive.

NOTE 7 -       INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows:

	2002	2001

Financial statement basis of assets	$39,743,407	$1,897,982

Plus organization and start-up costs capitalized	758,901	513,901

Tax basis of assets	$40,502,308	$2,411,883

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

(continued on next page)

NOTE 8 -       COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

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

The services agreement provides payment to Val-Add of $25 per hour for certain administrative and record-keeping services provided to the Company.  The services agreement was assigned to Val-Add Administrative and Communications in December 2002.

Either of these agreements is terminable with 10 days notice by either party.

Start-up and organizational expenses related to the agreements with Val-Add totaled $27,227 and $84,600 for the years ended December 31, 2002 and 2001, respectively, $3,569 for the period ended December 31, 2000, and $115,396 for the period from inception to December 31, 2002.

Contract for Future Services — The Company has entered into various agreements, with Broin Management LLC (the Managing Member) and certain of the Managing Member’s affiliates.

Agreements with the Managing Member and certain of its affiliates include:

Management Services — Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member will provide day-to-day management of the ethanol plant. The Company will pay a management fee of $250,000 annually (the base fee), plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation, and commences no sooner than nine months prior to the operation of the ethanol plant. In addition, the Managing Member received a bonus of $200,000 upon completion of the offering for preparation of the business plan and other items needed to identify the feasibility of the plant. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement.  For the periods ended December 31, 2002, 2001 and 2000, expenses related to the bonus arrangement and management fee totaled $86,667, $200,000 and $0, respectively.

Marketing Agreements — The Company has entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and DDGS. Fees of $.0065 per gallon are payable for administration services and ethanol marketing. Fees of 3% of gross sales, with a minimum annual fee of $200,000, are payable for marketing DDGS. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements.

Construction Contract — On November 20, 2001, the Company entered into a contract for the construction of the ethanol plant with Broin and Associates, Inc., a party related to the Managing Member.  The construction contract totals $48,006,440.  Construction costs as of December 31, 2002, totaled $37,506,653, of which $4,696,868 had been incurred and unpaid.  The Company’s remaining commitment on the construction of the ethanol plant, with a related party, is approximately $10,000,000 as of December 31, 2002.

(continued on next page)

Corn Price Risk Management Agreement — The Company has entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn requirements of the plant. The fee for this service is $50,000 annually, and requires a margin deposit of $65,000. By participating in the agreement, the Company is subject to the risks and rewards intrinsic to the pool of participating ethanol plants managed by Broin Management, LLC. The agreement has a term of 1 year and commences upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration.

Land Option Agreement — During the period ended December 31, 2000, the Company received an assignment of an option to purchase real estate. The option was exercised and the land purchased during the year ended December 31, 2001 for a price of $289,560.  The Company had recorded the land option of $500 as additional paid-in capital.

The Company has entered into agreements for the purchase of water, electricity and natural gas.

Water — The agreement provides the Company with water at a fixed rate for 5 years, renewable for 5 year periods at rates negotiated at the time of renewal. No minimum purchase quantities are required by the agreement.

Natural Gas — The agreements provide the Company with natural gas at a fixed price for a 15-year term, beginning with the date the plant begins operations.  During the initial 10 years of the agreement, the Company has a minimum obligation for delivery of natural gas at a rate that covers the cost of construction of the pipeline.  The Company is required to hold an irrevocable letter of credit or similar instrument to guarantee payment of the obligation.  The letter of credit will be reduced each year by an amount equal to amortization of a $1,600,000 loan at 8.5%.  At December 31, 2002, the Company had not entered into the letter of credit agreement.  Minimum payments, regardless of whether the plant takes delivery of the natural gas, are as follows:

Year Ended December 31,	Amount

2003	$329,000
2004	395,000
2005	395,000
2006	395,000
2007	395,000
2008-2013	2,040,000

Total	3,949,000
Less amount representing interest	1,044,000

Total at present value	$2,905,000

(continued on next page)

Electricity — The agreements provide the Company with electric service for a term of 5 years.  The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

Year Ended December 31,	Amount

2003	$238,000
2004	357,000
2005	357,000
2006	119,000

$1,071,000

NOTE 9 -         RELATED PARTIES

Certain owners of Class A, Class B and Class C Capital Units are parties to agreements with the Company.  Related party agreements with the Managing Member and its affiliates are described in Note 6 and Note 8.  In addition, one of the owners of Val-Add (Note 8) is also a member of the Company, and an employee of Val-Add serves as Chief Executive Officer and Chief Financial Officer of the Company.

NOTE 10 -      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,”(SFAS No. 145) that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 will be applied as required.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,”(SFAS No. 146). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Management does not expect the adoption of the above accounting standards to have a material impact on the financial statements of Company.

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated Herein by Reference to
3.1	Articles of Organization		Appendix A to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001 (File No. 333-56368)

3.2	First Amended and Restated Operating Agreement		Appendix A to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001 (File No. 333-56368)

3.3	Amendment and Addendum to Great Plains Ethanol, LLC Operating Agreement	X

10.1	Consulting Agreement with Val-Add Service Corporation, dated December 1, 2000		Exhibit 10.2 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.2	Service Agreement with Val-Add Service Corporation, dated December 1, 2000		Exhibit 10.3 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.3

Contract for Future Services with Broin and Associates, Inc., Broin Management, LLC., Ethanol Products, LLC, Broin Enterprises, Inc., d/b/a Dakota Commodities, and Broin Investments II, LLC, dated December 18, 2000

Exhibit 10.1 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.4	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated December 18, 2000		Exhibit 10.4 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.5	Employment Agreement with Brian Minish, dated December 18, 2000		Exhibit 10.8 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.6	Consulting Agreement with U.S. Energy Services, Inc., dated February 16, 2001		Exhibit 10.11 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)

10.7	Value-Added Agricultural Product Market Development Grant Agreement with the Rural Business-Cooperative Service of the United States Department of Agriculture, dated September 20, 2001	Exhibit 10.12 to the Issuers’ Form 10-KSB/A filed with the Commission on May 15, 2002 (File No. 333-56368)

10.8	Conditional Loan Commitment by AgCountry Farm Credit Services, dated November 7, 2001	Exhibit 10.12 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2001 (File No. 333-56368)

10.9	Construction Contract with Broin and Associates, Inc., dated November 20, 2001	Exhibit 10.3 to the Issuer’s Form 10-KSB filed with the Commission on April 1, 2002 (File No. 333-56368)

10.10	First Amendment to Agreement Between Owner and Design Builder (Construction Contract) with Broin and Associates, Inc., dated November 20, 2001	Exhibit A 10.13 to the Issuer’s Form 10-KSB/A filed with the Commission on May 15, 2002 (File No. 333-56368)

10.11	Licensing Agreement with Broin Associates, Inc., dated November 20, 2001	Exhibit 10.10 to the Issuer’s Form 10-KSB filed with the Commission on April 1, 2002 (File No. 333-56368)

10.12	Process Guarantee by Broin Associates, Inc., dated November 20, 2001	Exhibit 10.11 to the Issuer’s Form 10-KSB filed with the Commission on April 1, 2002 (File No. 333-56368)

10.13	Water Purchase Agreement dated May 24, 2002 with Lincoln Rural Water System, Inc.	Exhibit 10.3 to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2002

10.14	Credit Agreement dated as of June 19, 2002 with Ag Country Farm Services Credit, FLCA	Exhibit 10.1 to the Issuer’s Form 8-K filed with the Commission on June 20, 2002

10.15	Promissory Note dated June 20, 2002 in favor of Ag Country Farm Services Credit, PLA	Exhibit 10.2 to the Issuer’s Form 8-K filed with the Commission on June 20, 2002

10.16	Natural Gas Distribution Agreement dated September 2, 2002	Exhibit 10.2 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002

10.17	Natural Gas Supply Agreement dated September 2, 2002	Exhibit 10.3 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002

10.18	Natural Gas Interstate Pipeline Transportation Agreement dated September 2, 2002		Exhibit 10.4 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002

10.19	Electric Service Agreement dated September 25, 2002		Exhibit 10.1 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002

10.20	Corn Price Risk Management Agreement with Broin Management, LLC dated November 27, 2002	X

10.21	DDGS Marketing Contract with Broin Enterprises, Inc. d/b/a Dakota Commodities dated January 7, 2003	X

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	X