Form 10QSB
period 2003-03-31
GREAT PLAINS ETHANOL LLC
filed 2003-05-15
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-56368

GREAT PLAINS ETHANOL, LLC

(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA	46-0459188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27716 462nd Avenue, Chancellor, South Dakota 57105
(Address of principal executive offices)

(605) 647-0070
(Issuer’s telephone number)

46569 South Highway 44, Lennox, South Dakota 57039
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

The number of membership units of each class issued and outstanding as of May 8, 2003 was as follows: Class A: 1,513, Class B: 200, and Class C: 2,029.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

MARCH 31, 2003

ASSETS

CURRENT ASSETS
Cash	$2,514,808
Receivables
Distillers grain	27,326
Incentives	129,982
Grant	75,630
Excise and sales tax refund	1,129,870
Inventory
Raw materials	1,751,848
Finished goods	585,694
Work in process	381,981
Investment in grain contracts	603,025
Prepaid expenses	260,779
Total current assets	7,460,943

PROPERTY AND EQUIPMENT
Land	262,710
Land improvements	3,467,674
Buildings	9,074,738
Equipment	32,326,208
45,131,330
Less accumulated depreciation	(65,243)
Net property and equipment	45,066,087

OTHER ASSETS
Financing costs, net of accumulated amortization of $5,909	356,352
Other investments	1,000
357,352

$52,884,382

(continued on next page)

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES

Accounts payable – trade	$1,432,873
Accounts payable to related party	145,345
Accounts payable to related party – construction costs	2,934,212
Accrued interest	111,650
Accrued liabilities	58,724
Current portion of long-term debt	647,000
Total current liabilities	5,329,804

LONG-TERM DEBT	30,262,203

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—
Additional paid-in capital	7,000
Retained earnings (accumulated deficit)	(1,424,625)
Total members’ equity	17,292,375

$52,884,382

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002

REVENUES
Sales	$29,251	$—
Incentive revenue	129,982	—
Grant revenue	83,848	39,591
Total revenue	243,081	39,591

COST OF REVENUES	340,068	—

GROSS PROFIT (LOSS)	(96,987)	39,591

OPERATING EXPENSES
Startup costs	403,801	85,532
General and administrative	67,675	—
Total operating expenses	471,476	85,532

LOSS FROM OPERATIONS	(568,463)	(45,941)

OTHER INCOME AND (EXPENSES)
Interest income	4,105	70,201
Interest expense	(41,757)	—
Other	200	—
Total other income and expenses	(37,452)	70,201

NET (LOSS) INCOME	$(605,915)	$24,260

BASIC (LOSS) INCOME PER CAPITAL UNIT	$(162)	$264

DILUTED (LOSS) INCOME PER CAPITAL UNIT	$(162)	$6

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC	3,742	92

DILUTED	3,742	3,750

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net (loss) income	$(605,915)	$24,260
Changes to net (loss) income not affecting cash
Depreciation	64,662	74
Amortization	1,123	—
Increase in current assets
Receivables	(183,705)	(66,462)
Inventory	(2,719,523)	—
Investments in grain contracts	(603,025)	—
Prepaid expenses	(222,151)	(41,180)
Increase (decrease) in current liabilities
Accounts payable - trade	1,427,658	(4,396)
Accounts payable to related party	134,345	—
Accrued interest	35,620	—
Accrued expenses	57,829	(1,740)

NET CASH USED FOR OPERATING ACTIVITIES	(2,613,082)	(89,444)

INVESTING ACTIVITIES
Purchase of property and equipment	(8,374,329)	(1,882,254)
Refunds receivable for excise and sales taxes paid on construction contract	(487,251)	—

NET CASH USED FOR INVESTING ACTIVITIES	(8,861,580)	(1,882,254)

FINANCING ACTIVITIES
Advances on notes payable	13,854,102	—
Financing costs paid	(16,233)	—
Proceeds from issuance of capital units	—	9,890,500
Additional paid in capital received	—	38,534

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,837,869	9,929,034

NET INCREASE IN CASH	2,363,207	7,957,336

CASH AT BEGINNING OF PERIOD	151,601	1,141,317

CASH AT END OF PERIOD	$2,514,808	$9,098,653

(continued on next page)

STATEMENTS OF CASH FLOWS (UNAUDITED) - page 2

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of interest capitalized	$—	$—

Interest capitalized	$69,892	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$2,934,212	$1,753,702

Financing costs amortized and reclassified to capitalized interest	$4,786	$—

Property and equipment purchases	$9,531,200	$—
Tax increment finance district proceeds and other support	(1,156,871)	—

Property and equipment purchases, net	$8,374,329	$—

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC, a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity and debt financing to construct, own and operate a 40 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000. On March 20, 2003, the ethanol plant commenced its principal operations. Prior to March 20, 2003, the Company was in the development stage with its efforts being principally devoted to construction of the ethanol plant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2002.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns. Generally, ethanol and related products are shipped FOB shipping point.  Interest income is recognized as earned.

The Company expects to receive payments for incentives to produce ethanol from the State of South Dakota and from the United States Department of Agriculture. In accordance with the terms of these arrangements, revenue is recorded based on production or sale of ethanol.

Management reviews forward sales contracts of ethanol and related products and compares the current cost of production with the contract prices. For contracts with a sales value that is less than the current cost of production, a loss is recorded as a component of cost of sales. For contracts with a sales value that exceeds the current cost of production, the applicable revenue is recognized upon delivery (fulfillment of the contract).

Shipping Costs

Shipping costs incurred by the Company are recorded as a component of cost of revenues. In accordance with the Company’s agreement for marketing and sale of ethanol and by product, shipping costs arranged by the marketer are deducted from the gross sales price. Revenue is recorded based on the net selling price reported to the Company by the marketer.

(continued on next page)

Inventory Valuation

Corn inventory is stated at market value, which approximates net realizable value, based on local market prices determined by grain terminals located in the area of the Company. Ethanol and related products are stated at net realizable value. Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

In addition, futures and option contracts are marked to market through cost of revenues.

Receivables and Credit Policies

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within fifteen days from the invoice date. Unpaid trade receivables with invoice dates over thirty days old bear interest at 1.5% per month.

Trade receivables are stated at the amount billed to the customer.

Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed sixty days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Investment in Grain Contracts, Derivative Instruments and Hedging Activities

The Company enters into short-term cash grain, option and futures contracts as a means of securing corn for the ethanol plant. All of the Company’s derivatives are designated as non-hedge derivatives. The futures and options contracts are discussed below. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

The Company, as part of its trading activity, uses futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using futures contracts or options.

Changes in market value related to these contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in earnings currently. For the statement of cash flows, such contract transactions are classified as operating activities.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.

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

Site improvements	40 years
Buildings	40 years
Equipment	5 – 20 years

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

Earnings Per Capital unit

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issue.  Diluted earnings per unit are calculated by including dilutive potential capital units in the denominator and adjusting net earnings (loss) as applicable. Units subscribed for but not issued are included in the calculation of diluted earnings per unit.

The following is a reconciliation of basic and diluted earnings per unit for the period ended March 31, 2002:

	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings (loss) per unit	$24,260	92	$264

Effect of dilutive securities Subscribed for but unissued units	—	3,658

Diluted earnings per unit	$24,260	3,750	$6

(continued on next page)

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  Management is reviewing this pronouncement to determine if implementation will have an effect on the Company’s financial statements.

NOTE 3 - TAX INCREMENT FINANCING

During the period ended March 31, 2003, the Company received $1,106,871 from the proceeds of tax increment financing bonds issued by Turner County, South Dakota. Under South Dakota law, proceeds from tax increment financing are not a liability of the entity (Great Plains Ethanol, LLC), but are an obligation of the taxing district issuing the bonds. The grant was provided to fund infrastructure improvements to real property owned by the Company and will be repaid by Turner County from the incremental increase in property taxes related to the improvement of the Company’s real property. The proceeds of the financing have been recorded as a reduction of the cost basis of the applicable property and equipment.

NOTE 4 - NOTES PAYABLE

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

The construction note payable to AgCountry Farm Credit Services had a balance of $30,909,203 as of March 31, 2003. The interest rate was 4.48% as of March 31, 2003. On April 1, 2003, the Company requested an additional draw of $1,466,681, which was advanced on April 3, 2003.

(continued on next page)

On June 20, 2002, the Company entered into a promissory note with AgCountry Farm Credit Services, PCA to borrow an additional $2 million. The interest rate on the note is the 30-day LIBOR plus 3.14% per annum.  The note is due in semi-annual installments of $500,000, plus interest, beginning in June 2004, and has a final maturity of December 2005. As of March 31, 2003, there were no borrowings outstanding on the promissory note.

Minimum principal payments for the next five years based on full funding of the construction note and promissory note are estimated as follows:

Year Ending March 31,	Amount

2004	$647,000
2005	3,663,000
2006	2,785,000
2007	2,913,000
2008	3,047,000

NOTE 5 - GRANT AGREEMENT

The Company has been awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for $401,704.  The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  The Company has received $337,123 and has requested an additional $64,581 as of March 31, 2003.

During the three months ended March 31, 2003, the Company received a $50,000 grant from Southeast Enterprise Facilitation Project. The grant was used to pay for certain land costs.

NOTE 6 - COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. The following are items of significance that have been updated through March 31, 2003.

Construction Contract – On November 20, 2001, the Company entered into a contract for the construction of the ethanol plant with Broin and Associates, Inc., a party related to the Managing Member.  The construction contract totals $48,006,440.  Construction costs as of March 31, 2003, totaled $45,390,000, of which $2,934,212 had been incurred and unpaid.  The Company’s remaining commitment on the construction of the ethanol plant, with a related party, is approximately $2,600,000 as of March 31, 2003.

Letter of Credit - During the three months ended March 31, 2003, the Company entered into a $1,600,000 letter of credit agreement with Home Federal Bank.  The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant.  The letter of credit expires on March 1, 2004.  As of March 31, 2003, there was no outstanding balance on the letter of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $1,600,000 of certain members or related parties of the Company.  The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed.

(continued on next page)

The Company has entered into agreements for the purchase of natural gas and electricity.

Natural Gas – The agreements provide the Company with natural gas at a fixed price for a 15-year term, beginning with the date the plant begins operations.  During the initial 10 years of the agreement, the Company has a minimum obligation for delivery of natural gas at a rate that covers the cost of construction of the pipeline.  The Company is required to hold an irrevocable letter of credit or similar instrument to guarantee payment of the obligation.  The letter of credit will be reduced each year by an amount equal to amortization of a $1,600,000 loan at 8.5%.  Minimum payments, regardless of whether the plant takes delivery of the natural gas, are as follows:

Year Ending March 31,	Amount

2004	$296,000
2005	395,000
2006	395,000
2007	395,000
2008	395,000
2009-2013	2,040,000

Total	3,916,000
Less amount representing interest	1,027,000

Total at present value	$2,889,000

Electricity – The agreements provide the Company with electric service for a term of 5 years.  The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

Year Ending March 31,	Amount

2004	$267,800
2005	357,000
2006	357,000
2007	119,000

$1,100,800

Incentives – Great Plains Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $129,982 has been earned for the USDA program year ended September 30, 2003. Incentive revenue of $129,982 was recorded for the three months ended March 31, 2003.

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

You should read the following discussion in connection with the unaudited financial statements and notes to the unaudited financial statements included elsewhere in this report. This report contains forward-looking statements, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our future operations. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn and other commodities, including ethanol and gasoline, and general economic conditions. The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance, or what future business conditions will be like. In particular:

•                  While we anticipate that the thermal oxidizer we have installed will eliminate any potentially dangerous emissions from the ethanol production process, we cannot guarantee that it will.

•                  We may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase our costs.

•                  Although management anticipates that sales will grow, our operating income may be adversely impacted by a decrease in available government subsidies and incentive payments.

•                  Although management expects the demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.

•                  The ethanol industry and our business are sensitive to corn prices.  When corn prices increase, as they have recently, our operating results may suffer.

•                  If the price of ethanol does not improve within the next four to five months, our business will be adversely affected and we may need to seek additional financing.

•                  We are entirely dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and distiller’s dried grains with solubles produced at the plant.  If any of these entities cease providing services to us, the plant’s operations may be adversely affected.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

RESULTS OF OPERATIONS

Great Plains Ethanol started ethanol production on March 20, 2003, and began operating at full capacity in April 2003.  Accordingly, the income, production and sales data for the quarter ended March 31, 2003 do not reflect a full quarter of operations.

Our net loss for the quarter ended March 31, 2003 was $605,915, consisting of revenues of $243,081, $4,105 in interest income, and $200 in other income offset by $41,757 in interest expense, cost of revenues of $340,068, and operating expenses of $471,476.  Our net sales for the quarter ended March 31, 2003 were $29,251, but such sales reflect only eleven days of operations.

In addition to sales revenue, we recorded incentive revenue of $129,982 during the quarter ended March 31, 2003, consisting of income earned from the federal government in connection with our ethanol production.

We currently anticipate that we will record $3.3 to $3.5 million of incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program in the quarter ended June 30, 2003.  This program has been extended through the federal fiscal year of 2007.  Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually. The maximum amount any one producer may receive annually under the program is $7.5 million. Funding for the program is limited to $150 million per year, with a proration factor used if estimated payments to all eligible producers for the fiscal year exceed the available funding.  We have filed agreements to be eligible for payments under this program and have submitted quarterly applications for payment. For our production from March 20, 2003 to March 31, 2003, we have recorded $129,982 of incentive revenue under this program.  We anticipate that we will continue to receive the balance of our $7.5 million allocation for our production through September 30, 2003, assuming that funding for the program is sufficient to cover the allocations to eligible producers.  In addition, we anticipate we likely will receive less incentive revenue under the Bioenergy Program in the next program year because these incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year.  Therefore, we will receive lower payments under this program in the future because the increase in production as compared to prior years will almost certainly be smaller than for our first full year of production.

In addition to Bioenergy Program cash incentives, South Dakota provides an incentive production payment to ethanol producers. The production incentive consists of a direct payment to South Dakota producers of up to $.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant and a maximum of $10 million over the life of a plant. These payment amounts are based on South Dakota’s fiscal year, which ends on June 30.  We have not recorded any incentive revenue under this program for the quarter ended March 31, 2003.  We currently anticipate that we will receive approximately $250,000 for our production in the quarter ended June 30, 2003, assuming that funding for the program is sufficient to cover the allocations to qualified producers.

These two programs may not have sufficient funds to cover the allocations to eligible producers in 2003 or future years.  We are currently unable to predict whether there may be a funding shortfall and what the effect on our allocation might  be.  In addition, although the federal government has extended the Bioenergy Program an additional five years, it is currently scheduled to expire September 30, 2007.

Our cost of revenues, which includes production expense, for the quarter ended March 31, 2003 was $340,068.  We incurred general and administrative expenses of $67,675 and recorded interest expenses of $41,757 on our construction debt and start-up costs of $403,801 for the quarter ended March 31, 2003.

Under our Natural Gas Distribution Delivery Agreement with North Western Services Group, Inc., we were required to obtain an irrevocable letter of credit or other payment assurance to cover the estimated cost of $1.6 million of constructing the pipe line to our ethanol plant.  To satisfy this requirement, we entered into a line of credit arrangement with Home Federal Bank of Sioux Falls, South Dakota on February 28, 2003.  Nine individuals, including members of our

Board of Managers, signed personal guarantees to satisfy this requirement.  In consideration of such guarantees, we have agreed to pay each individual guarantor an annual fee of 2% of the amount of his guaranty.

We spent the majority of the quarter ended March 31, 2003 completing construction of the plant and preparing to begin operations.  We expect to continue operating our plant at, or above its full nameplate capacity of 40 million gallons for the next twelve months.

We do not currently anticipate that a recent investigation of certain other ethanol plants by the Environmental Protection Agency of emissions released as a result of the process of producing ethanol will have a material effect on us, because we have installed a thermal oxidizer, which is a pollution control device, at our ethanol plant.

On March 4, 2003, the disinterested members of our Board of Managers approved a waiver of Broin and Associates, Inc.’s agreement with us not to construct an additional ethanol plant within a 35 mile radius of our plant without our approval found in our December 18, 2002 Contract for Future Services with Broin and Associates, Inc., Broin Management, LLC, Ethanol Products, LLC, Dakota Commodities, and Broin Investments, LLC.  Broin and Associates had informed us that it is planning to build a 45 million gallon annual capacity near Hudson, South Dakota, which is located 32 miles from our plant and requested our approval to proceed with its construction plans.

LIQUIDITY AND CAPITAL RESOURCES

We received net proceeds of $17,338,000 (in cash and promissory notes) in our initial public offering. We also received $7,000 relating to subscriptions for a total of 16 capital units in our initial public offering which were later redeemed due to the subscribers’ default on their promissory notes. We have collected all of the amounts owed by subscribers, other than the $73,000 that was to be received for the 16 capital units which were redeemed.  As of March 31, 2003, we had used all of the net proceeds from our initial public offering.

On June 19, 2002, we entered into a definitive Credit Agreement with AgCountry Farm Credit Services.  On June 20, 2002, we also executed a promissory note in favor of AgCountry in the principal amount of $2,000,000.

Under our Credit Agreement, AgCountry will loan up to the lesser of 65% of the costs of constructing our ethanol plant or $32,500,000.  We currently pay AgCountry FLCA monthly interest only payments based on the average daily balance of the construction loan during the related monthly period at an annual floating interest rate equal to LIBOR plus 3.14%.  On October 1, 2003, if certain conditions are met, AgCountry will convert the construction loan to a term loan, payable by us in 40 level amortized quarterly payments of principal and interest.  The interest rate will be selected by us from the rate options contemplated by the Credit Agreement.

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

We were also awarded a total of $401,704 under a Value-Added Agricultural Product Market Development from the United States Department of Agriculture. This money is being used to pay for certain organizational, offering and start-up costs related to our formation and capitalization. As of March 31, 2003, we have received $337,123 under the grant and have requested an additional $64,581.

In addition, on March 19, 2002, the Turner County Board of Commissioners of Turner County, South Dakota approved a request for tax increment financing for our ethanol plant.  Turner County raised this amount by selling tax increment bonds. We will have no liability for or obligation to repay the bonds. The bonds are payable solely from the positive tax increment portion of the real property taxes, which are imposed and collected on real property pursuant to South Dakota law. As of March 31, 2003, we had received $1,106,871 from the Turner County TIF financing.  We do not anticipate receiving any additional TIF financing from Turner County.

As of March 31, 2003, we had an outstanding balance of $30,909,203 on our construction loan facility with AgCountry, and no outstanding balance on the promissory note with AgCountry.

While we continue to believe that the long-term outlook for ethanol and its co-products is strong, the price of ethanol is lower than we had anticipated it would be at this time, primarily due to an oversupply of ethanol on the market, and Ethanol Products, LLC, our ethanol marketer, has been unable to sell our ethanol at the prices we had expected to receive.  In addition, if the price of corn remains at its current level, our income will be adversely affected.  Accordingly, we may not have sufficient cash flows from operations over the next four to five months to cover our operating costs and administrative expenses, including our debt service obligations.  We may need to seek additional financing, such as a line of credit, to meet our short-term cash flow needs during this time.  As discussed above under “Item 2—Results of Operations,” we anticipate that, after our anticipated receipt of federal incentive revenue in the quarter ended June 30, 2003, combined with income from operations, we will have sufficient cash on hand to cover our operating costs and administrative expenses.

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

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as management’s intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can, and probably will be, different from those currently estimated.

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

Long-term assets are evaluated for usage during the ensuing 12-month period, and management makes estimates regarding the conversion of the asset to a current asset or to another long-term asset.  Based on our management’s current plan of operation, the classification of these assets is not expected to change based on current conditions and circumstances.  However, if the conditions and circumstances related to these assets, in particular the ability to complete construction of and successfully operate the plant are not achieved, the adjustments would have a material effect on the amounts recorded as assets, members’ equity and results of operations.

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

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment will be provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets that are placed in service. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of our plant related to estimated useful lives to have a significant effect on results of operations.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows. Management does not expect an impairment of assets will exist based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date referred to above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.  See Exhibit Index.

(b)                                 Reports on Form 8-K.

On January 6, 2003, we filed a report on Form 8-K regarding our December 2002 newsletter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: May 15, 2003
	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

CERTIFICATIONS

I, Rick Serie, certify that:

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

Date: May 15, 2003	/s/ Rick Serie
Rick Serie
Chief Executive Officer
(Principal Executive Officer)

I, Rick Serie, certify that:

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

Date: May 15, 2003	/s/ Rick Serie
Rick Serie
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Irrevocable Standby Line of Credit dated February 28, 2003

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)