Form 10QSB
period 2003-06-30
GREAT PLAINS ETHANOL LLC
filed 2003-08-14
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-56368

GREAT PLAINS ETHANOL, LLC

(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA	46-0459188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27716 462nd Avenue, Chancellor, South Dakota 57015
(Address of principal executive offices)

(605) 647-0040
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

The number of membership units of each class issued and outstanding as of August 7, 2003 was as follows: Class A: 1,513, Class B: 200, and Class C: 2,029.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

JUNE 30, 2003

ASSETS

CURRENT ASSETS
Cash	$864,091
Receivables
Ethanol - related party	2,691,474
Distillers grain	674,067
Incentives	3,614,461
Excise and sales tax refund	728,955
Other	11,049
Inventory
Raw materials	799,568
Finished goods	1,037,941
Work in process	322,423
Investment in grain contracts	133,658
Prepaid expenses	228,673
Total current assets	11,106,360

PROPERTY AND EQUIPMENT
Land	270,210
Land improvements	3,468,556
Buildings	9,077,048
Equipment	34,780,646
47,596,460
Less accumulated depreciation	(667,811)
Net property and equipment	46,928,649

OTHER ASSETS
Financing costs, net of accumulated amortization of $15,228	347,033
Other investments	1,000
348,033

$58,383,042

(continued on next page)

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES

Accounts payable - trade	$2,955,643
Accounts payable to related party	45,839
Accounts payable to related party - construction costs	420,354
Accrued interest	132,164
Accrued liabilities	185,209
Notes payable to related party	1,000,000
Current portion of long-term debt	1,802,000
Total current liabilities	6,541,209

LONG-TERM DEBT	32,693,727

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—
Additional paid-in capital	7,000
Retained earnings	431,106
Total members’ equity	19,148,106

$58,383,042

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30 2003	Three Months Ended June 30 2003	Six Months Ended June 30 2002	Three Months Ended June 30 2002

REVENUES
Sales	$13,910,233	$13,880,982	$—	$—
Incentive revenue	3,614,461	3,484,479	—	—
Grant revenue	103,115	19,267	86,414	46,823
Total revenue	17,627,809	17,384,728	86,414	46,823

COST OF REVENUES	14,718,821	14,378,753	—	—

GROSS PROFIT	2,908,988	3,005,975	86,414	46,823

OPERATING EXPENSES
Startup costs	403,801	—	213,983	128,451
General and administrative	837,804	770,129	—	—
Total operating expenses	1,241,605	770,129	213,983	128,451

INCOME (LOSS) FROM OPERATIONS	1,667,383	2,235,846	(127,569)	(81,628)

OTHER INCOME AND (EXPENSES)
Interest income	4,870	765	167,827	97,626
Interest expense	(424,884)	(383,127)	—	—
Other	2,447	2,247	1,173	1,173
Total other income and expenses	(417,567)	(380,115)	169,000	98,799

NET INCOME	$1,249,816	$1,855,731	$41,431	$17,171

BASIC INCOME PER CAPITAL UNIT	$334	$496	$23	$5

DILUTED INCOME PER CAPITAL UNIT	$334	$496	$11	$5

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC	3,742	3,742	1,774	3,439

DILUTED	3,742	3,742	3,747	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$1,249,816	$41,431
Changes to net income not affecting cash
Depreciation	667,230	203
Amortization	10,442	—
Increase in current assets
Receivables	(6,941,818)	(147,173)
Inventory	(2,159,932)	—
Investments in grain contracts	(133,658)	—
Prepaid expenses	(190,045)	(20,922)
Increase (decrease) in current liabilities
Accounts payable - trade	2,950,428	50,266
Accounts payable to related party	34,839	—
Accrued interest	56,134	—
Accrued liabilities	184,314	(146)

NET CASH USED FOR OPERATING ACTIVITIES	(4,272,250)	(76,341)

INVESTING ACTIVITIES
Purchase of property and equipment	(13,353,317)	(7,109,791)
Increase in other investments		(1,000)
Refunds receivable for excise and sales taxes paid on construction contract	(86,336)	—

NET CASH USED FOR INVESTING ACTIVITIES	(13,439,653)	(7,110,791)

FINANCING ACTIVITIES
Advances on notes payable	17,440,626	—
Advances on notes payable - related party	1,000,000
Financing costs paid	(16,233)	(301,253)
Proceeds from issuance of capital units	—	16,442,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,424,393	16,140,747

NET INCREASE IN CASH	712,490	8,953,615

CASH AT BEGINNING OF PERIOD	151,601	1,141,317

CASH AT END OF PERIOD	$864,091	$10,094,932

(continued on next page)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of interest capitalized	$368,750	$—

Interest capitalized	$69,892	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$420,354	$3,454,710

Financing costs amortized and reclassified to capitalized interest	$4,786	$—

Property and equipment purchases	$14,560,188	$—
Tax increment finance district proceeds and other support	(1,206,871)	—

Property and equipment purchases, net	$13,353,317	$—

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The following is a reconciliation of basic and diluted earnings per unit:

	For the Six Months Ended June 30, 2002
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings (loss) per unit	$41,431	1,774	$23

Effect of dilutive securities
Subscribed units	—	1,973
Diluted earnings per unit	$41,431	3,747	$11

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2002
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per unit Amount

Basic earnings (loss) per unit	$17,171	3,439	$5

Effect of dilutive securities
Subscribed units	—	303
Diluted earnings per unit	$17,171	3,742	$5

Income Taxes

The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between financial statement basis of assets and tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

NOTE 3 -    TAX INCREMENT FINANCING

During the period ended June 30, 2003, the Company received $1,106,871 from the proceeds of tax increment financing bonds issued by Turner County, South Dakota. Under South Dakota law, proceeds from tax increment financing are not a liability of the entity (Great Plains Ethanol, LLC), but are an obligation of the taxing district issuing the bonds. The grant was provided to fund infrastructure improvements to real property owned by the Company and will be repaid by Turner County from the incremental increase in property taxes related to the improvement of the Company’s real property. The proceeds of the financing have been recorded as a reduction of the cost basis of the applicable property and equipment.

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 -    LONG-TERM DEBT

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

The construction note payable to AgCountry Farm Credit Services had a balance of $32,495,727 as of June 30, 2003. The interest rate was 4.45% as of June 30, 2003.

On June 20, 2002, the Company entered into a promissory note with AgCountry Farm Credit Services, PCA to borrow an additional $2 million. The interest rate on the note is the 30-day LIBOR plus 3.14% per annum.  The note is due in semi-annual installments of $500,000, plus interest, beginning in June 2004, and has a final maturity of December 2005. As of June 30, 2003, there were borrowings outstanding of $2,000,000 on the promissory note.

Minimum principal payments for the next five years based on full funding of the construction note and promissory note are estimated as follows:

Year Ending June 30,	Amount

2004	$1,802,000
2005	3,693,000
2006	3,316,000
2007	2,946,000
2008	3,082,000

NOTE 5 -    NOTES PAYABLE TO RELATED PARTY

On June 16, 2003, the Company entered into an operating loan agreement with Broin and Associates, Inc. to borrow $1,000,000.  The interest rate on the loan is 8% per annum.  The loan agreement with Broin and Associates, Inc. had a balance of $1,000,000 as of June 30, 2003 and is due on December 15, 2003.

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 -    GRANT AGREEMENT

The Company has been awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for $401,704.  The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  The Company had received $401,704 as of June 30, 2003.

During the six months ended June 30, 2003, the Company received a $50,000 grant from Southeast Enterprise Facilitation Project. The grant was used to pay for certain land costs and has been recorded as a reduction in the cost of the land.

NOTE 7 -    COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. The following are items of significance that have been updated through June 30, 2003.

Construction Contract – On November 20, 2001, the Company entered into a contract for the construction of the ethanol plant with Broin and Associates, Inc., a party related to the Managing Member.  The construction contract totals $48,327,346.  Construction costs as of June 30, 2003, totaled $48,327,346, of which $420,354 had been incurred and unpaid.  The Company’s remaining commitment on the construction of the ethanol plant, with a related party, is $0 as of June 30, 2003.

Management agreements – Management fee expense for the three and six months ended June 30, 2003 was $76,336 and $213,769, respectively.

Line of Credit - During the six months ended June 30, 2003, the Company entered into a $1,600,000 line of credit agreement with Home Federal Bank.  The line of credit agreement was required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant.  The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant.  Under the line of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $1,600,000.  In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the line of credit by Home Federal which will be recorded as a liability of the Company.  The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%.  The maturity date on the line of credit is March 1, 2004.  The line of credit is secured by a lien on the Company’s real and personal property.  As of June 30, 2003, there was no outstanding balance on the line of credit.

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

(continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Year Ending June 30,	Amount

2004	$395,000
2005	395,000
2006	395,000
2007	395,000
2008	395,000
2009-2013	1,842,000

Total	3,817,000
Less amount representing interest	1,003,993

Total at present value	$2,813,007

Electricity – The agreements provide the Company with electric service for a term of 5 years.  The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

Year Ending June 30,	Amount

2004	$357,000
2005	357,000
2006	357,000
2007	298,000

$1,369,000

Incentives – Great Plains Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $3,531,128 has been earned for the USDA program year ended September 30, 2003. Incentive revenue of $3,401,146 and $3,531,128 was recorded for the three and six month periods ended June 30, 2003, respectively.

Great Plains Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer.  Incentive revenue of $83,333 was recorded for the three and six months ended June 30, 2003.

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

•        Although management anticipates that it will sell all of the products it produces, our operating income may be adversely impacted by a decrease in available government subsidies and incentive payments.

•        Although management expects the demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are subject to change.

•        Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.

•        The ethanol industry and our business are sensitive to corn prices.  When corn prices increase our operating results may suffer.

•        The ethanol industry and our business are subject to natural gas prices.  When natural gas prices increase, our operating results may suffer.

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

Results of Operations

Great Plains Ethanol started ethanol production on March 20, 2003, and began operating at full capacity in April 2003.  Thus, the income, production and sales data for the quarter ended June 30, 2003 reflect the first full quarter of operations. We also do not have comparable income, production and sales data for the quarter and six months ended June 30, 2002.

Net income for the three-month period ended June 30, 2003 was $1,855,731, consisting of $2,235,846 of operating income, $765 of interest income, and $2,247 of other income offset by $383,127 in interest expense. Net income for the six-month period ended June 30, 2003 was $1,249,816, consisting of $1,667,383 of operating income, $4,870 of interest income, and $2,447 of other income offset by $424,884 of interest expense.

Net sales for the three-month period ended June 30, 2003 were $13,880,982, consisting of $11,118,027 in sales of ethanol (80%) and $2,762,955 in sales of DDGS (20%).  Net sales for the six-month period ended June 30, 2003 were $13,910,233, consisting of $11,118,027 in sales of ethanol (80%) and $2,792,206 in sales of DDGS (20%).

In addition to sales revenue, we recorded incentive revenue of $3,484,479 during the three-month period ended June 30, 2003 and $3,614,461 for the six-month period ended June 30, 2003. Incentive revenue consists of income received from federal and state governments in connection with our ethanol production. For the three-month period ended June 30, 2003, we recorded incentive revenue of approximately $3,401,146 from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program. For the six-month period ended June 30, 2003, we recorded approximately $3,531,128 of incentive income under the Bioenergy Program. We anticipate that we may receive less incentive income under the Bioenergy Program in the next program year because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year.  Therefore, we will receive lower payments under this program next year and in the future because the increase in our production as compared to the prior years will be smaller than for our first year of production.  Furthermore, although the federal government has extended the Bioenergy Program an additional five years, it is currently scheduled to expire September 30, 2007.

In addition to the incentives from the Bioenergy Program, South Dakota provides an incentive production payment to ethanol producers. The production incentive consists of a direct payment to South Dakota producers of up to $.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant and a maximum of $10 million over the life of a plant. These payment amounts are based on South Dakota’s fiscal year, which ends on June 30. We recorded incentive income of approximately $83,333 from the State of South Dakota for the three-month period ended June 30, 2003 and the same amount for the six-month period ended June 30, 2003.

In addition to the limits on the Bioenergy Program incentive revenue discussed above, the incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years.  We are currently unable to predict whether there may be a funding shortfall and how this would impact our allocation.

Our cost of revenues, which includes production expenses, for the three-month period ended June 30, 2003 was $14,378,753 and $14,718,821 for the six-month period ended June 30, 2003.   Our primary cost of revenues is the cost of corn. Corn prices fluctuate on a seasonable basis and can be adversely affected by weather, storage, carryout, government programs and national and international market conditions. Our cost of revenues may also be impacted by the cost of natural gas. For example, because the price of natural gas has risen significantly during the last year due to production and storage shortages in the natural gas industry, the cost of natural gas may continue to rise in the future and, thus, adversely affect our costs of revenues and net income.

We also incurred general and administrative expenses of $770,129 and recorded interest expense of $383,127 on our construction debt and short-term financing obligations for the three-month period ended June 30, 2003.

We expect to continue operating the plant at, or above, name-plate capacity for the next twelve months.  We expect to have sufficient cash from operations and short-term borrowings to cover our operating and administrative costs and intend to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from our operating activities.

On July 17, 2003, the United States Court of Appeals for the Ninth Circuit vacated the U.S. Environmental Protection Agency’s decision of June 2001 which denied the state of California’s request for waiver from the oxygenated fuel requirement of the 1990 Clean Air Act Amendments. The court, in its decision, remanded the matter to the EPA to reconsider California’s request for waiver from the oxygenated fuel requirement. The oxygenated fuel requirement resulted from the 1990 Clean Air Act Amendments when Congress required the use of a reformulated gasoline in certain high smog-ozone areas in the United States. Congress required that the reformulated gasoline contain at least 2% oxygen by weight, the two primary choices of oxygenates being ethanol and methyl tertiary butyl ether (“MTBE”). In April 1999, California requested that the EPA waive the oxygen requirement for California, asserting that it could comply with the air emission requirements of the Clean Air Act without a mandatory oxygen content through the use of a non-ethanol based reformulated gasoline called CaRFG3. In June 2001, however, the EPA denied California’s request for waiver from the oxygenated fuel requirement. In addition, after determining that MTBE was a public health threat, California decided to ban MTBE entirely by January 1, 2004, consequently resulting in ethanol being the primary means to meet the two percent oxygenated fuel requirement. In anticipation of the MTBE ban in California and as a result of the EPA’s denial of California’s waiver request, many refineries in California have been incorporating ethanol into the refinery process.  If the EPA reverses its June 2001 decision, it is uncertain whether refineries would switch to or commence using CaRFG3 in California or continue to incorporate and use ethanol.  If the EPA reverses its decision and a significantly large number of refineries did indeed switch to or commence using CaRFG3 in California, it would likely harm our and the ethanol industry’s efforts to expand the sales of ethanol.

Liquidity and Capital Resources

Cash Flow From Operations.  We had net cash used for operating activities of $4,272,250 for the six-month period ended June 30, 2003.  For the six-month period ended June 30, 2003, the cash flow from operations consisted of net income of $1,249,816 and net non-cash expenses of $677,672, which were offset by increased working capital requirements of $6,199,738.

Cash Flow From Investing Activities.  The net cash used for investing activities was $13,439,653 for the six-month period ended June 30, 2003. We spent $13,353,317 on the construction and development of the ethanol plant and the purchase of property and various pieces of equipment.

Cash Flow From Financing Activities.  Net cash provided by financing activities was $18,424,393 for the six-month period ended June 30, 2003, consisting of $17,440,626 of principal advances on long-term debt and a $1,000,000 principal advance on a loan agreement with a related party, offset by our payment of $16,233 in financing costs.

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

In addition, on March 19, 2002, the Turner County Board of Commissioners of Turner County, South Dakota approved a request for tax increment financing for our ethanol plant.  Turner County raised this amount by selling tax increment bonds. We will have no liability for or obligation to repay the bonds. The bonds are payable solely from the positive tax increment portion of the real property taxes, which are imposed and collected on real property pursuant to South Dakota law. As of June 30, 2003, we had received $1,106,871 from the Turner County TIF financing.  We do not anticipate receiving any additional TIF financing from Turner County.

AgCountry Farm Credit Services is our primary lender. On June 19, 2002, we entered into a definitive Credit Agreement with AgCountry Farm Credit Services.  On June 20, 2002, we also executed a promissory note in favor of AgCountry in the principal amount of $2,000,000 for the installation of a thermal oxidizer, an emissions control device. Under our Credit Agreement, AgCountry will loan up to the lesser of 65% of the costs of constructing our ethanol plant or $32,500,000.  We currently pay AgCountry FLCA monthly interest only payments based on the average daily balance of the construction loan during the related monthly period at an annual floating interest rate equal to LIBOR plus 3.14%.  On October 1, 2003, if certain conditions are met, AgCountry will convert the construction loan to a term loan, payable by us in 40 level amortized quarterly payments of principal and interest.  The interest rate will be selected by us from the rate options contemplated by the Credit Agreement.

After the construction loan has been converted to a term loan and until October 1, 2013, we may elect to convert between $1,000,000 and $6,000,000 of the principal amount of the term loan into a revolving loan, payable in monthly interest payments based on the average daily balance of the revolving loan during the related monthly period based on an annual floating interest rate equal to LIBOR plus 3.14%.  In addition, we must pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when all remaining principal and interest will be due.  The annual pay down will permanently reduce the amount we may borrow under our revolving credit facility.  From the time the construction loan is converted to a term loan and until October 1, 2013, we may borrow up to the then available revolving commitment amount of our revolving loan.  In addition to the other payments due to AgCountry under the Credit Agreement, we must pay to AgCountry each quarter 25% of our free cash flow (as that term is defined in the Credit Agreement), not to exceed $1,500,000 in each fiscal year.  As of June 30, 2003, we had an outstanding balance of $32,495,727 on our construction loan facility with AgCountry, and $2,000,000 on the promissory note with AgCountry.

On June 16, 2003 we entered into an operating Loan Agreement with Broin and Associates, Inc. for $1,000,000. The loan was obtained primarily to cover certain operating and administrative costs until we receive sufficient cash flow from operations which we expect to occur following the receipt of payment from the federal Bioenergy Program in late August 2003.  The loan is unsecured and financed at 8% calculated on the unpaid principal balance on an annual 365-day basis.  Monthly interest is paid on the outstanding principal balance until maturity. The loan matures on December 15, 2003. No interest or principal payments were made in the three-month period ending June 30, 2003.  We expect to repay Broin and Associates, Inc. the principal and any accrued interest from the loan on or around the time we receive payment from the Bioenergy Program.

Under our Natural Gas Distribution Delivery Agreement, NorthWestern Energy Corporation required an irrevocable letter of credit or other payment assurance to cover its estimated cost of $1.6 million for constructing a natural gas pipeline to our ethanol plant.  On May 28, 2003, an amended letter of credit was required.  To satisfy the letter of credit requirement, we entered into a line of credit agreement with Home Federal Bank of Sioux Falls, South Dakota for up to $1.6 million.  Under the terms of the line of credit, in the event that there is any amount drawn on the letter of credit by NorthWestern Energy, an equal amount will be drawn on the line of credit at which time it will be recognized as a liability of ours. The line of credit is evidenced by a promissory note with a variable interest rate which follows the prime rate as published by the Wall Street Journal plus 2.0%. The maturity date is March 1, 2004. The line of credit is secured by a second mortgage on the real estate and ethanol plant, as well as a security interest on all rights, easements, appurtenances, royalties, mineral rights, crops, third-party payments to crop producers and all existing and future improvements.  As of June 30, 2003, there was no outstanding balance on the line of credit.  In addition, nine individuals, including some of our board of managers, signed personal guarantees to satisfy the letter of credit requirement. In consideration of such guarantees, we have agreed to pay each individual guarantor an annual fee of 2% of the amount of his guarantee until the letter of credit expires on March 1, 2004, unless extended.

We were also awarded a total of $401,704 under a Value-Added Agricultural Product Market Development from the United States Department of Agriculture. This money is being used to pay for certain organizational, offering and start-up costs related to our formation and capitalization. As of June 30, 2003, we have received the entire amount of $401,704 under the grant.

The following tables provides information regarding our contractual obligations and other commercial commitments as of June 30, 2003:

		Payment Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	34,495,727	1,802,000	7,009,000	6,028,000	19,656,727
Electricity Purchase Agreements	1,369,000	357,000	714,000	298,000	—
Natural Gas Purchase Agreements	3,817,000	395,000	790,000	790,000	1,842,000
Related-Party Agreements	3,996,881	598,400	1,132,800	1,132,800	1,132,800
Total Contractual Cash Obligations	43,678.527	3,152,400	9,645,800	8,248,800	22,631,527

		Amount of Commitment Expiration Per Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Line of Credit (1)	1,600,000	—	—	—	—
Other Commercial Commitment (2)	1,000,000	1,000,000	—	—	—
Total Commercial Commitments	2,600,000	2,600,000	—	—	—

(1) On February 25, 2003, Great Plains entered into a line of credit agreement with Home Federal Bank. Great Plains is required to draw on the line of credit if its natural gas distributor draws on a separate letter of credit entered into between the natural gas distributor and Home Federal Bank. The distributor may draw on the letter of credit if Great Plains does not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement entered into with the distributor. The maturity date on the line of credit is March 1, 2004. As of June 30, 2003, there was no outstanding balance on the line of credit. Great Plains will also not incur any outstanding balance on the line of credit unless the natural gas distributor makes a draw on the letter of credit.

(2) On June 16, 2003, Great Plains entered into a short-term loan agreement with Broin and Associates, Inc.  to cover certain operating and administrative costs until cash flow from operations is sufficient. The maturity date on the loan is December 15, 2003, though Great Plains anticipates repaying the principal and any accrued interest before such date.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The FASB has issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

The FASB has issued Interpretation No. 45 regarding Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others. This Interpretation elaborates on disclosures made by a guarantor and recognition of liabilities related to guarantees of liabilities of others.

Management does not anticipate the implementation of these pronouncements to have a significant effect on the financial statements.

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

Long-term assets are evaluated for usage during the ensuing 12-month period, and management makes estimates regarding the conversion of the asset to a current asset or to another long-term asset.  Based on our management’s current plan of operation, the classification of these assets is not expected to change based on current conditions and circumstances.  However, if the conditions and circumstances related to these assets, in particular the ability to successfully operate the plant are not achieved, the adjustments would have a material effect on the amounts recorded as assets, members’ equity and results of operations.

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

Accounting for Derivative Instruments and Hedging Activities

We minimize the effects of changes in the price of agricultural commodities by engaging Broin Management, LLC to use exchange-traded futures and options contracts to minimize its net positions in these inventories and contracts.  We account for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  Changes in the market value of all these contracts are recognized in earnings as a component of cost of goods sold.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date referred to above.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At Great Plains’ Annual Meeting held on April 10, 2003 in Parker, South Dakota at the Parker Community Center, a new board of managers was elected to fill nine of nine open seats. Five seats were elected by the Class A members, three seats were elected by the Class C members and one seat was elected by the Class B member.  The following persons were elected to the board of managers by the Class A members: Darrin Ihnen, Dennis Hardy, Steve Sinning, Dan Viet and Dennis Schrag.  The following persons were elected to the board of managers by the Class C members: John Ludens, Larry Ward and Fred Thurman.  The following person was elected to the board of managers by the Class B member: Jeff Broin.  All of the newly elected managers had previously served on the board of managers for Great Plains prior to the Annual Meeting with the exception of Larry Ward and Fred Thurman.

The nominees and voting results of the Annual Meeting are as follows:

Class A Nominees	Term Expires	For	Elected
Dennis Hardy	2006	60	Yes
Darrin Ihnen	2006	79	Yes
Dennis Schrag	2004	51	Yes
Steve Sinning	2005	53	Yes
DanViet	2005	53	Yes
Dwayne Atkins	-	27	No
Rich Horton	-	26	No
Jim Rand	-	46	No
Paul Shubeck	-	41	No

Class B Nominees	Term Expires	For	Elected
Jeff Broin	2004	200	Yes

Class C Nominees	Term Expires	For	Elected
John Ludens	2006	847	Yes
Fred Thurman	2004	711	Yes
Larry Ward	2005	809	Yes
Steve Christensen	-	397	No
Mark Miller	-	381	No

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.  See Exhibit Index.

(b)                                 Reports on Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: August 14, 2003
	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan Agreement dated June 16, 2003 with Broin and Associates, Inc.
10.2	Amended and Restated Irrevocable Stand by Letter of Credit dated May 28, 2003.
10.3	Loan Agreement dated February 28, 2003 with Home Federal Bank.
10.4	Promissory Note dated February 28, 2003 in favor of Home Federal Bank.
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)