Form 10QSB
period 2003-09-30
GREAT PLAINS ETHANOL LLC
filed 2003-11-14
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of membership units of each class issued and outstanding as of November 3, 2003 was as follows: Class A: 1,513, Class B: 200, and Class C: 2,029.

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

Yes  ☒    No  ☐

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2003

ASSETS

CURRENT ASSETS
Cash	$435,868
Receivables
Ethanol - related party	2,710,467
Distillers grain	912,055
Incentives	2,854,785
Excise and sales tax refund	576,194
Other	11,049
Inventory
Raw materials	1,225,740
Finished goods	2,245,136
Work in process	285,313
Investment in grain contracts	645,415
Prepaid expenses	130,007
Total current assets	12,032,029

PROPERTY AND EQUIPMENT
Land	270,210
Land improvements	2,964,057
Buildings	9,079,421
Equipment	34,852,023
47,165,711
Less accumulated depreciation	(1,253,461)
Net property and equipment	45,912,250

OTHER ASSETS
Financing costs, net of accumulated amortization of $24,693	337,567
Other investments	1,000
338,567

$58,282,846

(continued on next page)

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade	$2,200,316
Accounts payable to related party	80,627
Accounts payable to related party - construction costs	256,052
Accrued interest	138,591
Accrued liabilities	235,631
Notes payable to related party	1,000,000
Current portion of long-term debt	2,753,202
Total current liabilities	6,664,419

LONG-TERM DEBT	30,833,773

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—
Additional paid-in capital	7,000
Retained earnings	2,067,654
Total members' equity	20,784,654

$58,282,846

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2002

REVENUES
Sales	$27,403,423	$13,493,190	$—	$—
Incentive revenue	5,705,229	2,090,768	—	—
Grant revenue	103,115	—	169,564	83,150
Total revenue	33,211,767	15,583,958	169,564	83,150

COST OF REVENUES	27,440,094	12,721,273	—	—

GROSS PROFIT	5,771,673	2,862,685	169,564	83,150

OPERATING EXPENSES
Startup costs	403,801	—	300,131	86,148
General and administrative	1,664,281	826,477	—	—
Total operating expenses	2,068,082	826,477	300,131	86,148

INCOME (LOSS) FROM OPERATIONS	3,703,591	2,036,208	(130,567)	(2,998)

OTHER INCOME AND (EXPENSES)
Interest income	4,871	1	189,770	21,943
Interest expense	(824,695)	(399,811)	—	—
Other	2,597	150	1,173	—
Total other income and expenses	(817,227)	(399,660)	190,943	21,943

NET INCOME	$2,886,364	$1,636,548	$60,376	$18,945

BASIC INCOME PER CAPITAL UNIT	$771	$437	$25	$5

DILUTED INCOME PER CAPITAL UNIT	$771	$437	$16	$5

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC	3,742	3,742	2,437	3,591

DILUTED	3,742	3,742	3,746	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$2,886,364	$60,376
Changes to net income not affecting cash
Depreciation	1,252,880	304
Amortization	19,907	—
Increase in current assets
Receivables	(6,439,123)	(44,616)
Inventory	(3,756,189)	—
Investments in grain contracts	(645,415)	—
Prepaid expenses	(91,379)	(18,464)
Increase (decrease) in current liabilities
Accounts payable - trade	2,195,101	54,710
Accounts payable to related party	69,627	—
Accrued interest	62,561	(1,042)
Accrued liabilities	234,736	—

NET CASH USED FOR OPERATING ACTIVITIES	(4,210,930)	51,268

INVESTING ACTIVITIES
Purchase of property and equipment	(13,086,870)	(20,609,201)
Increase in other investments	—	(1,000)
Refunds of excise and sales taxes paid on construction contract	66,425	—

NET CASH USED FOR INVESTING ACTIVITIES	(13,020,445)	(20,610,201)

FINANCING ACTIVITIES
Advances on notes payable	17,440,625	3,401,125
Advances on notes payable - related party	1,000,000	—
Principal payments on notes payable	(908,750)	—
Financing costs paid	(16,233)	(308,378)
Proceeds from issuance of capital units	—	16,442,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,515,642	19,534,747

NET INCREASE IN CASH	284,267	(1,024,186)

CASH AT BEGINNING OF PERIOD	151,601	1,141,317

CASH AT END OF PERIOD	$435,868	$117,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of interest capitalized	$762,134	$—

Interest capitalized	$69,892	$4,643

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$256,052	$6,660,751

Financing costs amortized and reclassified to capitalized interest	$4,786	$—

Property and equipment purchases	$14,243,741	$—
Tax increment finance district proceeds and other support	(1,156,871)	—

Property and equipment purchases, net	$13,086,870	$—

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

Shipping Costs

Shipping costs incurred by the Company are recorded as a component of cost of revenues. In accordance with the Company’s agreement for marketing and sale of ethanol and by-product, shipping costs arranged by the marketer are deducted from the gross sales price. Revenue is recorded based on the net selling price reported to the Company by the marketer.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

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

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

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

The following is a reconciliation of basic and diluted earnings per unit:

	For the Nine Months Ended September 30, 2002
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per Unit Amount

Basic earnings (loss) per unit	$60,376	2,437	$25

Effect of dilutive securities Subscribed units	—	1,309

Diluted earnings per unit	$60,376	3,746	$16

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2002
	Net Earnings (Loss) (Numerator)	Weighted Average Units (Denominator)	Per Unit Amount

Basic earnings (loss) per unit	$18,945	3,591	$5

Effect of dilutive securities Subscribed units	—	151

Diluted earnings per unit	$18,945	3,742	$5

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

FASB has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

NOTE 3 -  TAX INCREMENT FINANCING

During the nine month period ended September 30, 2003, the Company received $1,106,871 from the proceeds of tax increment financing bonds issued by Turner County, South Dakota. Under South Dakota law, proceeds from tax increment financing are not a liability of the entity (Great Plains Ethanol, LLC), but are an obligation of the taxing district issuing the bonds. The grant was provided to fund infrastructure improvements to real property owned by the Company and will be repaid by Turner County from the incremental increase in property taxes related to the improvement of the Company’s real property. The proceeds of the financing have been recorded as a reduction of the cost basis of the applicable property and equipment.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 -  LONG-TERM DEBT

On June 19, 2002, the Company entered into a credit agreement with AgCountry Farm Credit Services, FLCA outlining the terms of its construction, term and revolving financing arrangements. The construction loan is limited to 65% of construction costs of the ethanol plant or $32,500,000. Interest during construction is payable monthly at a variable rate of LIBOR plus 3.14%. On October 1, 2003, the loan converted to a $26,500,000 term loan payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%. The Company converted $6,000,000 of the construction loan to a revolving loan with monthly payments of interest at LIBOR plus 3.14%, plus a ..50% unused commitment fee billed on a quarterly basis beginning with the calendar quarter ending January 1, 2004.  On October 1 of each year, the Company must reduce the original amount outstanding by 10% of the amount converted to the revolving loan.  The maximum revolving loan amount is reduced each year by this amount. The term and revolving loans have a final maturity date of October 1, 2013. In addition, the Company shall pay, on a quarterly basis, 25% of its free cash flow, not to exceed $1,500,000 in each fiscal year. The construction and term loans are secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts.  Upon conversion to a term loan, the Company becomes subject to certain restrictive covenants.  The covenants require minimum ratios, restrict distributions to no more than 75% of net income and limit capital expenditures without the consent of the lender.

The construction note payable to AgCountry Farm Credit Services had a balance of $32,495,725 as of September 30, 2003.  The interest rate was 4.25% as of September 30, 2003.

On June 20, 2002, the Company entered into a promissory note with AgCountry Farm Credit Services, PCA to borrow an additional $2 million. The interest rate on the note is the 30-day LIBOR plus 3.14% per annum.  The note is due in semi-annual installments of $500,000, plus interest, beginning in June 2004, and has a final maturity of December 2005. In addition to the semi-annual installments, the Company is required to remit a percentage of any incentive payments received under the United States Department of Agriculture (USDA) ethanol incentive program referred to in Note 7.  As of September 30, 2003, principal of $908,750 has been paid to AgCounty Farm Credit Services, PCA.  The promissory note payable to AgCountry Farm Credit Services had a balance of $1,091,250 as of September 30, 2003.  The interest rate was 4.25% as of September 30, 2003.

Minimum principal payments for the next five years based on full funding of the construction note and promissory note are estimated as follows:

Year Ending September 30,	Amount

2004	$2,753,202
2005	2,889,761
2006	2,977,078
2007	3,067,724
2008	3,161,827

NOTE 5 -  NOTES PAYABLE TO RELATED PARTY

On June 16, 2003, the Company entered into an operating loan agreement with Broin and Associates, Inc. to borrow $1,000,000.  The interest rate on the loan is 8% per annum.  The loan agreement with Broin and Associates, Inc. had a balance of $1,000,000 as of September 30, 2003 and is due on December 15, 2003.  Interest expense of $23,502 has been recorded for this loan for the nine months ended September 30, 2003.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 -  GRANT AGREEMENT

The Company has been awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for $401,704.  The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  The Company had received $401,704 as of September 30, 2003.

During the nine months ended September 30, 2003, the Company received a $50,000 grant from Southeast Enterprise Facilitation Project. The grant was used to pay for certain land costs and has been recorded as a reduction in the cost of the land.

NOTE 7 -  COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. The following are items of significance that have been updated through September 30, 2003.

Construction Contract – On November 20, 2001, the Company entered into a contract for the construction of the ethanol plant with Broin and Associates, Inc., a party related to the Managing Member.  The construction contract totals $48,403,370.  Construction costs as of September 30, 2003, totaled $48,327,346, of which $256,052 had been incurred and unpaid.  The Company’s remaining commitment on the construction of the ethanol plant, with a related party, is $76,024 as of September 30, 2003.

Management agreements – Management fee expense for the three and nine months ended September 30, 2003 was $147,361 and $361,129, respectively.

Line of Credit - During the nine months ended September 30, 2003, the Company entered into a $1,600,000 line of credit agreement with Home Federal Bank.  The line of credit agreement was required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant.  The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant.  Under the line of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $1,600,000.  In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the line of credit by Home Federal which will be recorded as a liability of the Company.  The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%.  The maturity date on the line of credit is March 1, 2004.  The line of credit is secured by a lien on the Company’s real and personal property.  As of September 30, 2003, there was no outstanding balance on the line of credit.

To obtain the letter of credit, Home Federal Bank required from certain members or related parties of the Company personal guarantees totaling $1,600,000.  The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed.

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

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Minimum payments, regardless of whether the plant takes delivery of the natural gas, are as follows:

Year Ending September 30,	Amount

2004	$395,000
2005	395,000
2006	395,000
2007	395,000
2008	395,000
2009-2013	1,743,468

Total	3,718,468
Less amount representing interest	933,232

Total at present value	$2,785,236

Electricity – The agreements provide the Company with electric service for a term of 5 years.  The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

Year Ending September30,	Amount

2004	$357,000
2005	357,000
2006	357,000
2007	208,298

$1,279,298

Incentives – Great Plains Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $5,371,895 has been earned for the USDA program year ended September 30, 2003. Incentive revenue of $1,840,767 and $5,371,895 was recorded for the three and nine-month periods ended September 30, 2003, respectively.

Great Plains Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer.  Incentive revenue of $250,001 and $333,334 was recorded for the three and nine month periods ended September 30, 2003, respectively.

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

Results of Operations

Great Plains Ethanol started ethanol production on March 20, 2003 and began operating at full capacity in April 2003. Thus, our income, production and sales data for the period ended September 30, 2003 reflect the second full quarter of operations which means we do not have comparable income, production and sales data for the third quarter and nine months ended September 30, 2002.

Net income for the three months ended September 30, 2003 was $1,636,548, consisting of $2,036,208 of operating income, $1 of interest income, and $150 of other income offset by $399,811 of interest expense. Net income for the nine months ended September 30, 2003 was $2,886,364, consisting of $3,703,591 of operating income, $4,871 of interest income, and $2,597 of other income offset by $824,695 of interest expense.

Net sales for the three months ended September 30, 2003 were $13,493,190, consisting of $10,141,650 in ethanol sales (75%) and $3,351,540 in DDGS sales (25%).  Net sales for the nine months ended September 30, 2003 were $27,403,423, consisting of $21,259,678 in sales of ethanol (78%) and $6,143,745 in sales of DDGS (22%).

In addition to sales revenue, we recorded incentive revenue of $2,090,768 during the three months ended September 30, 2003 and $5,705,229 for the nine months ended September 30, 2003. Incentive revenue consists of income received from federal and state governments in connection with our ethanol production. For the three months ended September 30, 2003, we recorded incentive revenue of approximately $1,840,767 from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program. For the nine months ended September 30, 2003, we recorded approximately $5,371,895 of incentive income under the Bioenergy Program.

The Bioenergy Program had a total funding limit of $150 million for the 2003 program year of October 1, 2002 to September 30, 2003.  Due to production expansion in the ethanol industry, both with new plants coming online and increased efficiencies, the applications for payments under the program exceeded available funding for the first three quarters of the program year. As a result, in August of this year, we received $2.7 million for the program period ended June 30, 2003, $0.7 million less than the  amount we qualified for based on our application.  Due to this shortfall, we recorded incentive revenue under the program for three and nine months ended September 30, 2003 based on a reserve estimate, using the payment percentage factor used by the United States Department of Agriculture’s Commodity Credit Corporation during the program’s third quarter (April 1-June 30, 2003). Based on this factor and estimate, we recorded $1.5 million less than what we had expected to receive under this program for the nine months ended September 30, 2003. Because of the uncertainty of funding and the number of payment applications under the Bioenergy Program for the program quarter ended September 30, 2003, it is uncertain as to how much, if any, we will receive of the reserve estimate.

In addition to the incentives from the Bioenergy Program, South Dakota provides an incentive production payment to ethanol producers. The production incentive consists of a direct payment to South Dakota producers of up to $.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant and a maximum of $10 million over the life of a plant. These payment amounts are based on South Dakota’s fiscal year, which ends on June 30. We recorded incentive income of approximately $250,001 from the State of South Dakota for the three months ended September 30, 2003 and $333,334 for the nine months ended September 30, 2003.

The incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years, as we most recently experienced in the Bioenergy Program.  We are currently unable to predict whether the funding shortfall in the Bioenergy Program will continue, whether there may be a funding shortfall in the incentive programs in the future and how this would impact our allocation.

We also anticipate that we may receive less incentive income under the Bioenergy Program in the next program year because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year.  Therefore, we will receive lower payments under this program next year and in the future because the increase in our production as compared to the prior years will be smaller than for our first year of production.  Furthermore, the Bioenergy Program is currently scheduled to expire September 30, 2007.

Our cost of revenues, which includes production expenses, for the three months ended September 30, 2003 was $12,721,273 and $27,440,094 for the nine months ended September 30, 2003. Our cost of revenues decreased to approximately 94.3% of sales for the three months ended September 30, 2003, as compared to approximately 103.6% of sales for the first three months of operations ended June 30, 2003. The decrease in cost of revenues as a percentage of sales resulted primarily from a higher sales price received for ethanol, an increase in quantity of sales of DDGS and a lower price paid for corn.  The sales price of ethanol increased 2% as compared to the previous start-up quarter, while the cost of corn  decreased 14.2%.  The difference in the cost of corn was largely the result of seasonal price fluctuations and price protections taken through our hedging activities.  Corn prices are also generally lower in the fall at harvest time due to excess supply.  Natural gas prices increased 4.9% as compared to the first three months of operations ended June 30, 2003.  We anticipate that our cost of revenues in the future may be adversely affected by the price of natural gas. Although the price of natural gas has leveled off and started a downward trend the last few months, the price of natural gas is currently above historical levels as a result of decreased inventories and higher than expected demand for such resource. If the ensuing winter is colder than normal, the price of natural gas could increase as a result of increased demand and depletion of inventories, resulting in higher production expenses.

We incurred general and administrative expenses of $826,477 for the three months ended September 30, 2003 and $1,664,281 for the nine months ended September 30, 2003. We also recorded interest expense of $399,811 on long-term debt and short-term financing obligations for the three months ended September 30, 2003 and $824,695 for the nine months ended September 30, 2003.

We expect to continue operating the plant at, or above, name-plate capacity for the next twelve months.  We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, minor capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from our operating activities.

On July 17, 2003, the United States Court of Appeals for the Ninth Circuit vacated the U.S. Environmental Protection Agency’s decision of June 2001 which denied the state of California’s request for waiver from the oxygenated fuel requirement of the 1990 Clean Air Act Amendments. The court, in its decision, remanded the matter to the EPA to reconsider California’s request for waiver from the oxygenated fuel requirement. The oxygenated fuel requirement resulted from the 1990 Clean Air Act Amendments when Congress required the use of a reformulated gasoline in certain high smog-ozone areas in the United States. Congress required that the reformulated gasoline contain at least 2% oxygen by weight, the two primary choices of oxygenates being ethanol and methyl tertiary butyl ether (“MTBE”). In April 1999, California requested that the EPA waive the oxygen requirement for California, asserting that it could comply with the air emission requirements of the Clean Air Act without a mandatory oxygen content through the use of a non-ethanol based reformulated gasoline called CaRFG3. In June 2001, however, the EPA denied California’s request for waiver from the oxygenated fuel requirement. In addition, after determining that MTBE was a public health threat, California decided to ban MTBE entirely by January 1, 2004, consequently resulting in ethanol being the primary means to meet the two percent oxygenated fuel requirement. In anticipation of the MTBE ban in California and as a result of the EPA’s denial of California’s waiver request, many refineries in California incorporated ethanol into the refinery process.  If the EPA reverses its June 2001 decision, it is uncertain whether refineries would switch to or commence using CaRFG3 in California or continue to incorporate and use ethanol.  If the EPA reverses its decision and a significantly large number of refineries did indeed switch to or commence using CaRFG3 in California, it would likely harm our and the ethanol industry’s efforts to expand the sales of ethanol.

Liquidity and Capital Resources

Cash Flow From Operations.  The net cash used for operating activities was $4,210,930 for the nine months ended September 30, 2003.  For the nine months ended September 30, 2003, the net cash flow from operations consisted of net income of $2,886,364 and net non-cash expenses of $1,272,787, which were offset by increased working capital requirements of $8,370,081.  The change in working capital requirements resulted primarily from an increase in receivables from the sales of ethanol and DDGS and an initial inventory build-up of raw materials and finished goods during start-up of operations, offset by an increase in trade accounts payable.

Cash Flow From Investing Activities.  The net cash used for investing activities was $13,020,445 for the nine months ended September 30, 2003. We spent $13,086,870 on the construction and development of the ethanol plant and the purchase of property and various pieces of equipment.

Cash Flow From Financing Activities.  Net cash provided by financing activities was $17,515,642 for the nine months ended September 30, 2003, consisting of $17,440,625 of principal advances on long-term debt and a $1,000,000 principal advance on a loan with a related party, offset by our payment of $16,233 in financing costs and a $908,750 principal payment on long-term debt.

We received net proceeds of $17,338,000 (in cash and promissory notes) in our initial public offering. We also received $7,000 relating to subscriptions for a total of 16 capital units in our initial public offering which were later redeemed due to the subscribers’ default on their promissory notes. We collected all of the amounts owed by subscribers, other than $73,000 that was to be received for the 16 capital units which were redeemed.  As of March 31, 2003, we had used all of the net proceeds from our initial public offering.

In addition, on March 19, 2002, the Turner County Board of Commissioners of Turner County, South Dakota approved a request for tax increment financing for our ethanol plant.  Turner County raised this amount by selling tax increment bonds. We will have no liability for or obligation to repay the bonds. The bonds are payable solely from the positive tax increment portion of the real property taxes, which are imposed and collected on real property pursuant to South Dakota law. We received $1,106,871 from the Turner County TIF financing and do not anticipate receiving any additional funds.

AgCountry Farm Credit Services is our primary lender. On June 19, 2002, we entered into a definitive Credit Agreement with AgCountry Farm Credit Services.  On June 20, 2002, we also executed a promissory note in favor of AgCountry in the principal amount of $2,000,000 for the installation of a thermal oxidizer, an emissions control device. Under our Credit Agreement, AgCountry loaned us up to the lesser of 65% of the costs of constructing our ethanol plant or $32,500,000.  Until the construction loan was converted to a term loan, we made monthly interest only payments to AgCountry based on the average daily balance of the construction loan during the related monthly period at an annual floating interest rate equal to LIBOR plus 3.14%. The $2,000,000.00 promissory note bears interest equal to LIBOR plus 3.14% per annum.  The promissory note is due in semi-annual installments of $500,000.00, plus interest.  In addition to these payments, we are required under the note to pay 35% of any incentive payments received under the Bioenergy Program.  As of September 30, 2003, we had an outstanding balance of $32,495,725 on our construction loan facility with AgCountry, and $1,091,250 on the promissory note with AgCountry. On October 1, 2003, we refinanced the outstanding balance of the construction loan with AgCountry into a $6 million revolving-credit note and a $26.5 million variable-rate note.

The $26.5 million variable-rate note bears interest equal to LIBOR plus 2.64 % per annum. This note requires quarterly payments of interest and principal on the basis of a ten-year term. In addition, we are required to prepay AgCountry each quarter 25% of the Free Cash Flow for such quarter, not to exceed $1.5 million in each fiscal year. The Credit Agreement defines Free Cash Flow as net income before deductions for interest expense, income taxes, depreciation and amortization, excluding any Bioenergy Program payments received, less expenditures for interest expense, taxes paid during the relevant period, required interest and principal payments, and fixed and capital assets not financed by debt. There is no prepayment penalty if we prepay any amount outstanding under this note, provided the payment exceeds $100,000. As of October 1, 2003, the variable rate was 3.76%.

The $6.0 million variable-rate, revolving-credit note bears interest equal to LIBOR plus 3.14 % per annum, subject to 0.50% annual commitment fee assessed quarterly on any funds not borrowed. The revolving feature permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal balance and $6 million. This note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period.  In addition, we must pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when all remaining principal and interest will be due.  The annual pay down will permanently reduce the amount we may borrow under the revolving loan.

The revolving and variable notes are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights. The Credit Agreement requires us to provide AgCountry with audited annual and unaudited quarterly financial statements. In addition, it contains minimum debt service coverage ratios, minimum working capital, minimum tangible net worth and other standard negative and affirmative covenants. In event of default, AgCountry may terminate the Credit Agreement and declare the entire amount due and owing. Events of default include failure to make payments when due or violations of one or more of the covenants.

On June 16, 2003 we entered into an operating Loan Agreement with Broin and Associates, Inc. for $1,000,000. This loan was obtained primarily to cover certain operating and administrative costs until we achieved sufficient cash flow from operations.  The loan is unsecured and financed at 8% calculated on the unpaid principal balance on an annual 365-day basis.  The loan matures December 15, 2003.  As of September 30, 2003, we have accrued $23,502 in interest expense related to this loan.  Because of an extended time frame necessary to achieve sufficient cash flow from operations, we have not yet made any payments of interest or principal.  However, we anticipate paying the principal, and all accrued interest owed, on December 15, 2003 from our available cash flows.

Under our Natural Gas Distribution Delivery Agreement, NorthWestern Energy Corporation required an irrevocable letter of credit or other payment assurance to cover its estimated cost of $1.6 million for constructing a natural gas pipeline to our ethanol plant.  On May 28, 2003, an amended letter of credit was required.  To satisfy the letter of credit requirement, we entered into a line of credit agreement with Home Federal Bank of Sioux Falls, South Dakota for up to $1.6 million.  Under the terms of the line of credit, in the event that there is any amount drawn on the letter of credit by NorthWestern Energy, an equal amount will be drawn on the line of credit at which time it will be recognized as a liability of ours. The line of credit is evidenced by a promissory note with a variable interest rate equal to the prime rate as published by the Wall Street Journal plus 2.0%. The maturity date is March 1, 2004. The line of credit is secured by a second mortgage on the real estate and ethanol plant, as well as a security interest on all rights, easements, appurtenances, royalties, mineral rights, crops, third-party payments to crop producers and all existing and future improvements.  As of September 30, 2003, there was no outstanding balance on the line of credit.  In addition, nine individuals, including some of our board of managers, signed personal guarantees to satisfy the letter of credit requirement. In consideration of such guarantees, we have agreed to pay each individual guarantor an annual fee of 2% of the amount of his guarantee until the letter of credit expires on March 1, 2004, unless extended. As of September 30, 2003, we have paid to the guarantors a total amount of $32,000.

We were also awarded a total of $401,704 under a Value-Added Agricultural Product Market Development from the United States Department of Agriculture. This money is being used to pay for certain organizational, offering and start-up costs related to our formation and capitalization. As of September 30, 2003, we have received the entire amount of $401,704 under the grant.

The following tables provide information regarding our contractual obligations and other commercial commitments as of September 30, 2003:

		Payment Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	33,586,975	2,753,202	5,866,839	6,229,551	18,737,383
Electricity Purchase Agreements	1,279,298	357,000	714,000	208,298	—
Natural Gas Purchase Agreements	3,718,468	395,000	790,000	790,000	1,743,468
Related-Party Agreements	3,996,800	598,400	1,132,800	1,132,800	1,132,800
Total Contractual Cash Obligations	42,581,541	4,103,602	8,503,639	8,360,649	21,613,651

		Amount of Commitment Expiration Per Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Line of Credit (1)	1,600,000	—	—	—	—
Other Commercial Commitment (2)	1,000,000	1,000,000	—	—	—
Total Commercial Commitments	2,600,000	2,600,000	—	—	—

(1) On February 25, 2003, Great Plains entered into a line of credit agreement with Home Federal Bank. Great Plains is required to draw on the line of credit if its natural gas distributor draws on a separate letter of credit entered into between the natural gas distributor and Home Federal Bank. The distributor may draw on the letter of credit if Great Plains does not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement entered into with the distributor. The maturity date on the line of credit is March 1, 2004. As of September 30, 2003, there was no outstanding balance on the line of credit. Great Plains will also not incur any outstanding balance on the line of credit unless the natural gas distributor makes a draw on the letter of credit.

(2) On June 16, 2003, Great Plains entered into a short-term loan agreement with Broin and Associates, Inc. to cover certain operating and administrative costs. The maturity date on this loan is December 15, 2003.

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

Inventory Valuation

We account for our corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal.  We derive our estimates from local market prices determined by grain terminals in its area.  Change in the market value of corn inventory is recognized as a component of cost of revenues.  Ethanol and DDGS inventories are stated at net realizable value.  Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns.  Generally, ethanol and related products are shipped FOB shipping point.  Interest income is recognized when earned.

Revenue from federal and state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under each applicable program.  Because of the uncertainty of full funding under these incentive programs, we derive an estimate of the incentive revenue for the relevant period by utilizing the most recently used payment factor applied to each program.  These payment factors and estimates are subject to change as management becomes aware of increases or decreases in the amount of funding available under each program.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, has concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

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

Dated: November 13, 2003
	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Operating Agreement adopted July 22, 2003
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification