Form 10KSB
period 2003-12-31
GREAT PLAINS ETHANOL LLC
filed 2004-03-30
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

State issuer’s revenues for its most recent fiscal year.  $52,354,635.00

The aggregate market value of the registrant’s Class A and Class C capital units held by non-affiliates of the registrant was approximately $22,881,000, based on the average sales price of $7,500 per Class A unit and $8,000 per Class C unit for the trading period ended March 1, 2004.

As of March 1, 2004, there were 1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

Transitional Small Business Disclosure Format:                  ☐  Yes                    ☒  NO

PART I

Item 1.                                                           Description of Business.

OVERVIEW

We were formed on December 20, 2000 to construct and operate an ethanol plant in Chancellor, South Dakota.  We commenced an initial public offering of Class A and Class C capital units in 2001, raising approximately $17,265,000 in net proceeds toward the construction of the plant and related infrastructure.  Construction of the plant began in April 2002 and was completed in early March 2003.  The plant commenced producing ethanol and an ethanol co-product, distiller’s dried grains with solubles (DDGS), on March 20, 2003 and began operating at production capacity in early April 2003.  As of March 1, 2004, we had 530 members.

ETHANOL PLANT AND PRODUCTION PROCESS

An ethanol plant is essentially a fermentation plant.  The ground corn, which contains starch, is mixed with water to form a mash.  The mash is heated and enzymes are added to convert the starch into fermentable sugars.  Fermentation occurs when yeast is added to convert the sugars into alcohol and carbon dioxide.  The carbon dioxide may either be captured or sold, if nearby markets exist, or released into the atmosphere.  Fermentation produces a mixture called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is then boiled in a distillation column to separate the water, resulting in ethyl alcohol that is 90 to 95% pure.  The mixture then goes through a dehydration process, which increases the alcohol content to 99% or greater.  This product is then mixed with a certified denaturant to make the product impotable and commercially saleable.

The solids removed during the distillation process are centrifuged and then conveyed to the DDGS’ dryer system.  Syrup is added to the mixture as it enters the dryer, where moisture is removed.  This process produces DDGS.  DDGS is produced from the protein, fiber, vitamins, and minerals that are not used in producing ethanol.  Ethanol production from corn uses only the starch contained in the corn.

Our plant was designed and built by Broin and Associates, Inc. of Sioux Falls, South Dakota to produce 40 million gallons of ethanol annually.  Under a licensing agreement, Broin licenses to us, for a fee, the technology for the operation of the ethanol plant for as long as the plant exists.  The licensed technology consists of Broin’s proprietary rights including its patents, copyrights, trade secrets, formulas, research data, processes, know-how, and specifications related to Broin’s design and construction of the ethanol plant.  If we or Broin breaches the terms of the license agreement, the non-breaching party may exercise any remedies available to it, including specific performance and requesting injunctive relief.

THE ETHANOL INDUSTRY

Although ethanol can be produced from a number of different types of grains, approximately 90% of ethanol in the United States today is produced from corn.  Current annual domestic ethanol production capacity is approximately 3.1 billion gallons.

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

Because of federal and state policies promoting cleaner air, state and federal tax programs and production incentives, the ethanol industry has grown substantially in recent years.  Currently, U.S. ethanol plants have the capacity to produce approximately 3.1 billion gallons of ethanol annually, compared to only 175 million gallons in 1980.  There are more than 74 ethanol production facilities located in the United States, with the great majority of them located in the Midwestern corn-producing states of Illinois, Wisconsin, Minnesota, Iowa, North Dakota, South Dakota, Nebraska and Kansas.  South Dakota currently has 10 ethanol plants producing approximately 377 million gallons and one additional plant under construction that will have the capacity to produce 45 million gallons per year.

ETHANOL MARKETING

The target market area for the ethanol produced by us includes local, regional and national markets.  Shipping is done by truck and rail.  The plant site is served by multiple South Dakota state highways and Interstate Highways 29 and 90 provide transportation links in all directions.

The plant has rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate transporting the ethanol to national target markets.  Approximately 90% of the ethanol produced at our plant is marketed by rail.  The national target rail markets for the facility include Chicago, the Pacific Northwest, the

Southern and Southwest markets, as well as potential new markets on the East coast and California due to MTBE phase outs.

We contract with Ethanol Products, LLC, a Broin affiliate, to market all the ethanol produced at our plant.  Our marketing contract with Ethanol Products is in effect until October 2013 and automatically renews for three-year terms unless terminated by either party with three months advance notice prior to the end of the term.  Under the contract, Ethanol Products charges us marketing and administrative fees based on the number of gallons of ethanol sold.  Ethanol Products is responsible for invoicing all shipments, receiving payments from customers and paying freight when necessary.  All accounts receivable losses arising from the marketing of ethanol are our sole responsibility.

Ethanol Products currently markets ethanol for 15 producers located in Minnesota, South Dakota, North Dakota, Iowa, Michigan, Kansas, Kentucky, Nebraska and Missouri.  Although we rely entirely on Ethanol Products to market the ethanol we produce, Ethanol Products is not dependent on one or a limited number of major customers.

The sale and marketing of ethanol in California could be adversely affected by decisions pending before the U.S. Environmental Protection Agency (EPA).  On July 17, 2003, the United States Court of Appeals for the Ninth Circuit vacated the EPA’s decision of June 2001 which denied the state of California’s request for waiver from the oxygenated fuel requirement of the 1990 Clean Air Act Amendments.  The court remanded the matter to the EPA to reconsider California’s request for waiver from the oxygenated requirement.  The oxygenated requirement resulted from the 1990 Clean Air Act Amendments when Congress required the use of a reformulated gasoline in certain high smog-ozone areas in the United States.  Congress required that the reformulated gasoline contain at least 2% oxygen by weight, the two primary choices of oxygenates being ethanol and methyl tertiary butyl ether (“MTBE”).  In April 1999, California requested that the EPA waive the oxygen requirement for California, asserting that it could comply with air emission requirements of the Clean Air Act without a mandatory oxygen content through the use of a non-ethanol based, reformulated gasoline called CaRFG3.  In June 2001, however, the EPA denied California’s request for waiver from the oxygenated requirement.  In addition, after determining that MTBE was a public health threat, California decided to ban MTBE entirely by January 1, 2004, resulting in ethanol being the primary means to meet the two percent oxygenated fuel requirement.

In anticipation of the MTBE ban in California and as a result of the EPA’s denial of California’s waiver request, many refineries in California have incorporated ethanol into the blending process to comply with the oxygenated fuel requirement.  If the EPA reverses its June 2001 decision, it is uncertain whether refineries would switch to or commence using CaRFG3 or other reformulated gasoline in California.  If the EPA reverses its decision and a significantly large number of refineries switched, and with California being one of the largest consumers of ethanol, it could harm our and the ethanol industry’s efforts to market and sell ethanol.

In late January 2004, the EPA announced a proposal to grant the State of New Hampshire a waiver from the oxygenate fuel requirement.  The waiver would allow New Hampshire to use a reformulated gasoline without adding an oxygenate, such as ethanol. If New Hampshire is officially granted a waiver by the EPA, and more states subsequently request and are granted waivers, this could materially and adversely affect our and the ethanol industry’s efforts to market and sell ethanol in the future.

THE DDGS INDUSTRY

DDGS is a co-product of the ethanol production process.  DDGS is a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine and poultry industries.  DDGS is a popular animal feed supplement, with approximately 6.4 million tons produced in North America annually.  Most DDGS is sold for use in animal feeds within the United States and Canada and a small percentage is exported, primarily to Europe.  The vast majority of the DDGS is fed to ruminant animals in the dairy and beef sector.  However, new technologies, which have allowed for the production of a more consistent, quality product, have helped create a market for DDGS in the swine and poultry industries as well.

Our plant, as designed, has the capacity to dry all DDGS produced.  The plant yields approximately 17 pounds of DDGS per bushel of corn.

DDGS MARKETING

We have a DDGS marketing contract with Dakota Gold Marketing, (formerly known as Dakota Commodities), a division of Broin Enterprises, Inc., to market all of the DDGS produced at the plant.  The DDGS marketing contract is in effect until October 2013 and automatically renews for three-year periods, unless discontinued by either party upon at least three months written notice prior to the end of the then current term.  We pay Dakota Gold Marketing a marketing fee based on the gross monthly sales of DDGS.  Dakota Gold Marketing is responsible for invoicing all loads, receiving payments from customers and paying freight when necessary.  All account receivable losses arising from the sale of DDGS are our sole responsibility.

We market DDGS to local, regional and national markets.  We ship approximately 33% of the DDGS to national markets, primarily in the southwestern United States and the rest to local and regional markets.  Shipments to the national markets are primarily by rail, whereas shipments to local and regional markets are primarily by truck.  Although we rely entirely on Dakota Gold Marketing to market the DDGS we produce, Dakota Gold Marketing is not dependent on one or a limited number of major customers.

COMPETITION

We are in direct competition with numerous other ethanol and DDGS producers, many of which have significant greater resources than we do.  The ethanol industry has grown to over 74 production facilities in the United States.  Industry authorities estimate that these facilities are capable of producing 3.1 billion gallons of ethanol per year.  The largest ethanol producers include Archer Daniel Midland, Cargill, Aventine Renewable Energy, Verasun Energy and New Energy Corporation, all of which are capable of producing more ethanol than we produce.  In addition, there are numerous regional farmer-owned entities or other ownership-type entities, which have recently formed or in the process of forming, of a similar size to ours.  Most ethanol producers also produce DDGS, or competing animal feed products such as distiller’s wet grains.

In addition, at least 17 new ethanol plants with a combined production capacity of over 598 million gallons are under construction and additional plans to expand existing plants have been announced which would increase the ethanol production capacity of our competitors.  We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction, or the effect of resulting production upon the demand or price for our products.

We also expect that additional ethanol and DDGS producers will enter the market if the demand for ethanol continues to increase.  Our ethanol plant competes with other ethanol and DDGS producers on the basis of price and, to a lesser extent, delivery service.  We believe we can continue to compete favorably with other ethanol and DDGS producers, primarily due to our proximity to ample corn supplies at favorable prices.

We may also have to compete with international ethanol producers from countries such as Brazil, which may have lower production costs and comparable transportation costs to those of the United States’ coastal markets.

We also compete with producers of MTBE.  MTBE is the other oxygenate commonly used in fuels for compliance with the Federal Clean Air Act mandates, and is ethanol’s major competitor in the oxygenate market.  MTBE, however, has been the subject of serious environmental concerns.  Accordingly, seventeen states, including California and New York, two of the largest state consumers of ethanol, have enacted laws prohibiting the use of MTBE as an oxygenate in fuels.  Nevertheless, many major oil companies produce MTBE and, because it is petroleum-based, its use is strongly supported by them.  These companies have significant resources with which to market MTBE, to influence legislation, and to influence public perception of MTBE.  These companies also have sufficient resources to begin production of ethanol, should they choose to do so.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have.  New products or methods of ethanol production developed by larger, better financed competitors could provide them with competitive advantages over us and harm our business.

PROCUREMENT

Corn

The major raw material required for us to produce ethanol and DDGS is corn.  To operate at name-plate capacity of 40 million gallons of ethanol annually, our plant requires approximately 14 million bushels of corn annually.  Class A members are required to deliver 2,500 bushels of corn to us on a set delivery schedule for each Class A capital unit owned, which supplies us with approximately 25% of our corn requirements.  The balance of our corn requirements is satisfied by the purchase of corn from local corn producers and elevators.

The plant’s location in Turner County, South Dakota provides accessibility to corn at necessary levels.  In 2002, over 14 million bushels of corn for grain were produced in Turner County and over 73 million bushels of corn for grain were produced in the nearby counties of Lincoln, Hutchinson, McCook, Hanson, Minnehaha, Yankton, and Union.  Corn is primarily delivered to our plant by truck.

Hedging

We contract with Broin Management to develop and implement hedging strategies to manage the risk associated with the fluctuation in the price of corn.  Hedging means protecting the price at which we buy corn and the price at which we will sell ethanol and DDGS in the future.  It is a way to attempt to reduce the risk caused by the price fluctuation of corn which has fluctuated historically as a result of general economic, market and government factors.  Hedging practices are also utilized to balance our daily cash corn ownership relative to its forward contracted ethanol sales.  All cash corn contracts purchased by the plant are either hedged or owned at the predetermined cash price based on the current futures price of corn, as well as on Broin Management’s view of future price direction.

The agreement with Broin Management commenced in November 2002 and automatically renews for one-year terms following the expiration of the prior term, unless at least 30 days notice is given by either party to terminate the agreement prior to the expiration of the current term.

Natural Gas

The production of ethanol requires a significant amount of natural gas.  The plant requires approximately 5,000 decatherms daily to operate the plant at its production capacity. A decatherm is a unit used to measure a specific quantity of heat.  We contract with NorthWestern Public Service pursuant to which NorthWestern supplies and distributes natural gas from NorthWestern Natural Gas Company’s pipeline to the ethanol plant.  Our agreement with NorthWestern is in effect until 2018.  Our agreement also requires that we use a minimum amount of natural gas on an annual basis to cover

NorthWestern’s costs of constructing a pipeline to our plant in 2002.  In the event that we do not use a minimum amount of natural gas, NorthWestern is entitled to draw on an irrevocable standby letter of credit that we provided in May 2003.  Since operations were commenced, we have used the minimum amount of natural gas required by NorthWestern.  We also have not experienced any interruption in the supply of natural gas as all our requirements have been met.  Broin Management also provides risk management services to us to manage the risk associated with the price fluctuation of natural gas.

Electricity

We contract with Southeastern Electric Cooperative to provide all of the electric power and energy requirements for the ethanol plant.  The agreement is in effect indefinitely unless we breach the agreement at which time Southeastern may terminate the agreement.  Since operations were commenced, we have not experienced any shortages in the supply of electricity and all our requirements have been met.

Water

The production of ethanol requires a significant amount of water.  Water supply and water quality are important requirements to produce ethanol.  All of our water requirements are currently supplied through three existing wells located near our plant site.  We anticipate adding a fourth ground well in the next twelve months to provide additional assurances of an adequate supply of water in the event of possible drought or plant expansion in the future.  Since operations were commenced, we have not experienced any interruption or shortages in the supply of water and all our requirements have been met.

GOVERNMENT REGULATION

Various federal and state laws, regulations and programs have led to the increasing use of ethanol in fuel, including subsidies, tax credits and other forms of financial incentives.  Some of these laws provide economic incentives to produce ethanol and others mandate the use of ethanol.  Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements.  These tax incentives include, generally, an exemption from the federal excise tax on gasoline blended with at least 10%, 7.7%, or 5.7% ethanol, and income tax credits for blenders of ethanol mixtures and small ethanol producers.  The federal tax incentives are scheduled to expire on September 30, 2007.

Additionally, Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under this program, incentive payments are allocated partially based on an increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year.

Because a plant usually experiences the highest increase in production during the first year of operations compared to the prior year’s production, a plant of this size is typically allocated the maximum payment during the first year of operations.  The maximum allocation per program year to an ethanol producer is $7.5 million.  The maximum annual funding authorized under the program during the 2003 program year was $150 million.  In addition, the Bioenergy Program is currently scheduled to expire on September 30, 2007.

South Dakota also provides an incentive production payment to ethanol producers.  The production incentive consists of a direct payment to South Dakota producers of up to $.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant and a maximum of $10 million over the life of a plant. However, no more than $5 million in payments may be distributed to ethanol plants in South Dakota during the 2004 program year (which ends on June 30, 2004) and no more than $6 million in payments may be distributed during the 2005 program year.  The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced annually by all plants in South Dakota. As more plants come on line, or existing plants increase production, each plant receives a lower proportionate share of the maximum payment under the program.

The revocation, amendment or non-renewal of any one or more of these laws, regulations or programs, or a lack of funding, could adversely affect the future use of ethanol and our business and operations in a material way.  Any material reduction of the use of ethanol would have an adverse affect on our profitability and viability.

ENVIRONMENTAL MATTERS

Our operations are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks.  We believe we currently comply with the applicable environmental laws and regulations.  However, environmental compliance with these laws and regulations will require us to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material to our business.  If we were found to have violated federal, state or local environmental laws or regulations, we could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect our business.

We could be adversely affected by agency regulatory actions that occurred in 2002 and 2003.  In late 2002, a number of ethanol plants in Minnesota entered into consent decree settlements with the State of Minnesota and the U.S Environmental Protection Agency arising from alleged emissions violations.  Civil penalties were assessed against each ethanol plant, additional emissions devices were required, new testing protocols established and air quality permits were modified by the settlement agreements.  The EPA has since stated that it intends to “level the playing field,” inferring actions against other ethanol producers.  In April 2003, the EPA entered into a consent decree with Archer Daniels Midland Company arising from alleged emission violations in several of its ethanol and non-ethanol related plants.  In addition to civil penalties being assessed against Archer Daniels, additional emissions devices and monitoring programs were imposed on it.

On January 6, 2003, the EPA issued formal requests to certain ethanol plants designed, constructed, and/or managed by Broin and Associates and Broin Management, to provide information pursuant to the Clean Air Act.  The requests required that the subject ethanol plants managed by Broin Management provide the EPA with certain emissions data.  The purpose of this request was presumably to determine whether the plants were in compliance with the Clean Air Act.  If the EPA determines that the plants managed by Broin have not complied with the Clean Air Act or its Title V Air Quality Operating Permit, the EPA could require pollution control mechanisms and internal control processes that are not currently planned for these plants.  To date, no action has been taken by the EPA, nor are we able to predict the form or magnitude of any regulatory action, that may be brought by the EPA, if any, as a result of these requests, or the extent of which these requests would affect our plant.

In late 2002, the South Dakota Department of Environment and Natural Resources (DENR) began requiring that new plants in South Dakota, including our plant, include in their Title V Air Quality Operating Permit a new method for quantifying emissions.  The new testing method is commonly referred to as the Midwest Scaling Method or the “multiplier.”  The application of this method increases the quantity of emissions being reported from a plant.  The use of the multiplier could make it more difficult for us to comply with our Title V Air Quality Operating Permit and the standards under the Clean Air Act.  Even though we are currently in compliance, if we are unable to comply with the air emissions standards using this new method, we may have to incur additional expenditures and costs in order to bring us into compliance.

On December 29, 2003, we, along with five other ethanol plants management by Broin Management, LLC, filed an administrative petition before the South Dakota Board of Minerals and Environment.  The petition requests that the Board of Minerals and Environment bar the DENR from applying and using the multiplier to our and the other petitioner’s emission testing results in order to determine compliance with the Title V Air Quality Permit and Clean Air Act.  A hearing on the petition was scheduled for March 18, 2004, but it has since been continued to a later, undetermined date.

MANAGEMENT AND EMPLOYEES

Broin Management, LLC, a Broin affiliate, manages the day-to-day operations of the ethanol plant.  We pay Broin Management a fixed annual fee and an incentive bonus based on annual net income.  We also pay certain expenses incurred with respect to operation of the plant while other expenses, including but not limited to, the provisions of a full time plant manager and technical manager are included as part of Broin Management’s fees.  Broin Management hired Mr. Rick Serie as our plant’s general manager.  Mr. Serie oversees and is responsible for the operation and production on a day-to-day basis.  Mr. Serie also serves as our Chief Executive Officer and Chief Financial

Officer.  For Mr. Serie’s biographical information see “Item 9—Directors, Executive Officers, Promoters and Control Persons; in Compliance With Section 16(a) of the Exchange Act.”

As of March 1, 2004 we employed 41 employees, all but one of whom were full time.  Our employees include a commodities manager, an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, a controller, plant operators, plant maintenance personnel, a membership coordinator, accounting assistants and an administrative assistant.  This list does not include contract employees, or Mr. Serie or the technical manager who are Broin Management employees.

Item 2.    Description of Property.

Our ethanol plant is located on 119 acres of land we own near the town of Chancellor in Turner County, South Dakota.  This site is served by multiple state highways and is near Interstate Highways 29 and 90 and has rail facilities and connections to the Burlington-Northern Santa Fe railroad system to facilitate transporting the ethanol and DDGS produced at our plant to certain markets.  All of our tangible and intangible property, real and personal, serves as collateral for our debt financing with AgCountry Farm Credit Services which is described below under “Item 6—Management Discussion and Analysis or Plan of Operations—Liquidity and Capital Resources.”

Item 3.    Legal Proceedings.

From time to time in the ordinary course of our business, we may be subject to litigation incidental to our business.  We are currently a party in a pending matter before the South Dakota Board of Minerals and Environment in Pierre, South Dakota.  On December 29, 2003, Great Plains Ethanol, five other ethanol plants in South Dakota, and Broin Management, LLC, filed a petition with the South Dakota Board of Minerals and Environment against the South Dakota Department of Environment and Natural Resources (DENR).  The petition requests that the Board of Minerals and Environment bar the DENR from using and applying a new method for quantifying emissions from ethanol plants known as the Midwest Scaling Method or “multiplier.”  The Board of Minerals and Environment is a nine person citizen board that serves a quasi-judicial and legislative role in matters involving the South Dakota air quality laws.  The Board of Minerals and Environment has authority to hear petitions regarding the application of DENR’s rules governing air quality matters.

The petition alleges that the DENR’s use of the multiplier for quantifying emissions is inappropriate and unlawful.  We and the other petitioners contend that South Dakota and federal regulations do not require or permit the use of the multiplier.  Historically, ethanol plants have measured their emissions using EPA promulgated referenced methods.  Using the multiplier changes the way emission quantities are reported, typically increasing the reported quantity of emission and making it potentially more difficult to comply with Title V Air Quality Operating Permit and the standards under the Clean Air Act.  A hearing on the matter was scheduled for March 18, 2004, but it has since been continued to a later, undetermined date.

In addition, as described above under “Item 1—Description of Business, Environmental Matters,” we do not know if the EPA will take action with respect to its January 6, 2003 formal request for information or in connection with any other matter.  However, Broin Management, acting on behalf of us and other ethanol plants managed by Broin Management, has recently held informal discussions with the EPA regarding whether the multiplier can be applied and used for quantifying emissions.  These discussions are ongoing and generally relate to all ethanol plants managed by Broin. It is uncertain whether the issues surrounding the use of the multiplier can be resolved with the EPA or what the effect will be on us if final resolution short of a formal proceeding is or is not attained.

Item 4.    Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2003.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

There is no public trading market as such for our capital units.  Capital units may only be transferred in accordance with our Capital Units Transfer System.  Our Capital Units Transfer System is designed to preserve the single-level tax status as a limited liability company.  Internal Revenue regulations impose significant trading restrictions on our capital units if we want to maintain this status.

The Capital Units Transfer System provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to our Board of Managers’ approval.  The qualified matching service is operated using a registered Alternative Trading System (ATS).  The ATS is operated and owned by Variable Investment Advisors, Inc., a registered broker-dealer located in Sioux Falls, South Dakota, which may be accessed at www.agstocktrade.com.  We commenced using the ATS operated by Variable Investment Advisors on October 1, 2002.  As of March 1, 2004, there were 495 Class A members, 1 Class B member, and 148 Class C members, representing a total of 530 members.

The following table contains historical information by trimester for sales of our Class A capital units under an ATS since October, 2002.

Trimester	Low Bid	High Bid	Average Bid	# of Capital Units Traded
No Capital Units traded before Oct. 2002	N/A	N/A	N/A	N/A
Oct.-Dec. 2002	$ No bids	$ No bids	$ No bids	0
Jan.-April 2003	$10,000	$10,000	$10,000	2
May-Aug. 2003	$8,500	$8,500	$8,500	6
Sept.-Dec. 2003	$7,000	$7,250	$7,125	4

Under the terms of our Third Amended and Restated Operating Agreement, we are required to make a distribution to our members of at least 20% of the net cash we earn from operations, as long as net cash from operations is in excess of $500,000 for that year, or the Board determines otherwise.  However, we are prohibited from making any distributions that would violate or cause us to default under any of the terms of any of our credit facilities or debt instruments.

On January 14, 2004, we declared our first cash distribution to our members of $3,742,000, or $1,000 per capital unit.  The cash distribution was made to all members of record as of December 31, 2003.  We declared the cash distribution to be issued in two installments, the first installment being made on January 14, 2004 and the second installment being made on March 4, 2004.  Because the January 2004 distribution was approved by our Board of Managers in December 2003, the distribution is reflected as a current liability in our December 31, 2003 financial statements.

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

•                  While we anticipate that the emissions control equipment and processes in our plant will eliminate any potentially dangerous emissions from the ethanol production process, and that it will bring compliance with environmental regulations, we cannot guarantee that it will.

•                  We currently depend on government subsidies and incentive payments.  Our operating income may be adversely impacted by a decrease in or termination of available government subsidies and incentive payments.

•                  Although management expects the demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.

•                  The ethanol industry and our business are sensitive to corn and natural gas prices.  When corn and natural gas prices increase our operating results may suffer.

•                  We are entirely dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and DDGS produced at the plant.  If any of these entities ceased providing services to us, the plant’s operations may be adversely affected.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as the date of this report.

OVERVIEW

Our business consists of the production of ethanol and an ethanol co-product, DDGS.  In addition to federal and state government incentive programs, the primary factors that influence our operating and financial performance are the prices at which we sell ethanol and DDGS and the costs related to production, along with federal and state producer incentives available to us. Although there are various costs related to the production process, the most significant are the price at which we purchase corn and the cost of natural gas. You should review these and other factors when evaluating our financial statements and results of operations.

PLAN OF OPERATIONS

We plan on operating the plant at or above name-plate capacity of 40 million gallons of ethanol for the next twelve months of operations, despite sustaining a fire to the dryer system on March 14, 2004.  The dryer system consists of equipment and machinery necessary to produce DDGS.  Although the fire did not damage or affect the production and marketing of ethanol, it temporarily suspended the production and marketing of DDGS.  Nevertheless, we are able to produce and market distiller’s wet grains.  Unlike DDGS, distiller’s wet grains can only be marketed to local and regional markets instead of national markets because of problems with spoiling over time.  We anticipate that the dryer system will be replaced and full production of DDGS will resume within the next 30-45 days.  The total costs to replace the dryer have not been determined nor do we know what our necessary expenditures will be to replace it.  We do not expect, however, that the damage to the dryer system will have a material adverse effect on our operations or financial condition.

In addition, over the next twelve months, we do not anticipate any change in the current number of 41 employees.  There is also no plan at this time for any major expansion of our plant that would require a material investment in property, plant and equipment.  We anticipate that cash generated from operations will be sufficient to cover operating and administrative costs, minor capital expenditures and fund working capital requirements.  However, while we currently comply with the state and federal air quality laws, in the event that we cannot comply with these laws in the future, we may have to fund certain capital expenditures through additional debt or equity financing in order to pay for additional emission control equipment or processes.

RESULTS OF OPERATIONS

Since we started production operations on March 20, 2003 and began operating at full capacity in April 2003, the income, production and sales data for the year ended December 31, 2003 do not reflect a full year of operations.

Net income for the year ended December 31, 2003 was $6,173,246 consisting of $7,326,438 of operating income, $13,107 of interest income, and $11,172 of other income, offset by $1,177,471 of interest expense.

Sales for the year ended December 31, 2003 were $44,588,101 million, consisting of $35,683,989 million in ethanol sales (80%) and $8,904,112 million in DDGS sales (20%).  We are currently selling 100% of our production output and expect this to continue throughout 2004.  We also do not anticipate a reduction in production output over the next twelve month’s operating cycle.

Our ethanol and DDGS sales could be affected by various factors.  The price of ethanol and sales tends to bear some direct relationship to the price of gasoline.  As the price of gasoline decreases, the price of ethanol tends to decrease.  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and reduce our sales and profitability.  The price of ethanol and sales could also change based upon the principles of supply and demand.  Increased production of ethanol could result in lower prices for ethanol and sales if the demand for ethanol does not keep up with the expected increase in supply.  We expect that existing ethanol plants will construct additions to increase their production and that new fuel grade ethanol plants will be constructed in addition to the 17 currently under construction.  Increased production of ethanol will also lead to increased supplies of DDGS.  Those increased supplies could lead to lower prices and sales for DDGS.  Further, if the EPA begins to grant states like New Hampshire and California waivers from the oxygenated fuel requirement under the 1990 Clean Air Act Amendments, our sales could be adversely affected.

In addition to sales revenue, we recorded incentive revenue of $7.6  million during the year ended December 31, 2003.  Incentive revenue consists of income earned from federal and state governments in connection with our ethanol production.  For the year ended December 31, 2003, we recorded incentive revenue of approximately $7.08 million from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program.  Of the $7.08 million earned in the year ended December 31, 2003, $5.70 million is attributed to the 2003 program year, which began on October 1, 2002 and ended September 30, 2003, and $1.38 million is for the 2004 program year.  While we were eligible to receive a maximum of $6.9 million of the $7.5 million available under the Bioenergy Program in 2003 based on our actual production rate, we did not receive this amount because of a production expansion in the industry.  With new plants commencing production and existing plants increasing their operational efficiency, the number of applications for payment in 2003 exceeded available funding under the program.  This resulted in a lower payment to us than what we were eligible for under the program.

In addition, we recorded incentive revenue of $583,333 from the state of South Dakota for the year ended December 31, 2003.  Of this $583,333, $83,333 is attributed to the 2003 program year, which ended June 30, 2003, and $500,000 is for the 2004 program year.  Our maximum allocation per program year and program month under the South Dakota program is $1.0 million and $83,333, respectively.

We anticipate that we will continue to receive less payment under the Bioenergy Program in the 2004 program year because we do not expect any significant increase in the production of ethanol during the 2004 program year compared to 2003.  In addition, we anticipate that we will not receive any further payments under the South Dakota incentive program until the 2005 program year (beginning July 1, 2004) because the maximum payment of $5 million to all South Dakota plants during the 2004 program year has already been allocated and distributed.  While the maximum payment to all plants in South Dakota during the 2005 program year will be increased to $6 million, we may receive less under this program if more plants in South Dakota commence or increase production of ethanol.  Furthermore, the Bioenergy Program may not have sufficient funds to cover the requisite payments under the program, as recently experienced in the 2003 program year.  Unless Congress extends the Bioenergy Program, it is scheduled to expire in 2007.

Our cost of revenue, which includes production expense, for the year ended December 31, 2003 was $42,833,701.  Our cost of revenues could be materially affected by the price of corn and natural gas.  Production of ethanol and DDGS requires a substantial amount of corn.  The price of corn is affected by weather, governmental policy, disease and other factors. A significant reduction in the quantity of corn harvested due to adverse weather conditions such as drought, farmer planting, domestic and foreign government farm policies and programs, carryout, demand and supply or other factors could result in increased corn prices which would increase the cost to produce ethanol.  The significance and impact of these factors on the price of corn is difficult to predict.  Significant variations in actual growing conditions from normal growing conditions also may adversely affect our ability to procure corn.  Any events that tend to negatively affect the supply of corn will tend to increase prices and production costs and harm our business.  Further, the price of corn has fluctuated significantly in the past, including in 2003, and may fluctuate significantly in the future.  If we cannot manage price fluctuations effectively, our production costs could be materially and adversely affected.

Natural gas prices have historically fluctuated dramatically.  Natural gas has recently been available at prices exceeding historical averages.  These prices have exceeded historical averages primarily because of increased demand due to colder weather conditions and reduced production and inventories in the natural gas industry.  We expect natural gas prices to remain above the historical averages in the near future, which could adversely affect our cost of production.

We incurred startup and general and administrative expenses of approximately $2,194,496 million and recorded interest expense of $1,177,471 million on our short-term and long-term debt for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations.  Net cash provided by operating activities was $2,898,607 for the twelve months ended December 31, 2003.  For the twelve months ended December 31, 2003, the net cash flow from operations consisted of net income of $6,173,246 and net non-cash expenses of $1,976,457, which were offset by increased working capital requirements of $5,251,096.  The change in working capital requirements resulted primarily from an increase in receivables from the sales of ethanol and DDGS and an initial inventory build-up of raw materials and finished goods during startup of operations in March 2003, offset by an increase in trade accounts payable.

Cash Flow From Investing Activities.  Net cash used for investing activities was $12,440,560 for the twelve months ended December 31, 2003.  We spent $12,908,826 on the construction and development of the ethanol plant and the purchase of property and various pieces of equipment.

Cash Flow From Financing Activities.  Net cash provided by financing activities was $14,870,334 for the twelve months ended December 31, 2003, consisting of $17,440,626 of principal advances on long-term debt and a $1,000,000 principal advance on a loan with a related party, offset by our payment of $21,432 in financing costs, $2,548,850 in principal payments on long-term debt and a $1,000,000 principal payment on the loan with a related party.

We received net proceeds of $17,265,000 in our initial public offering in 2001.  As of March 31, 2003 we had used all the net proceeds from our initial public offering.

AgCountry Farm Credit Service is our primary lender.  On June 19, 2002 we entered into a definitive Credit Agreement with AgCountry.  On June 20, 2002 we also executed a promissory note in favor of AgCountry in the principal amount of $2,000,000 for the installation of a thermal oxidizer, an emissions control device.  Under our Credit Agreement, AgCountry loaned us up to the lesser of 65% of the costs of constructing our ethanol plant or $32,500,000.  Until the construction loan was converted to a term loan on October 1, 2003, we made monthly interest payments only to AgCountry based on the average daily balance of the construction loan during the related monthly period at an annual floating interest rate equal to LIBOR plus 3.14%.  The $2 million promissory note, which was retired on December 12, 2003, bore interest equal to LIBOR plus 3.14% per annum.  The $2 million promissory note was due in semi-annual installments of $500,000 plus interest.  In addition to these semi-annual payments, we were required under the promissory note to pay 35% of any incentive payments under the Bioenergy Program.  As of December 31, 2003, no principal or interest remained outstanding on the promissory note as a result of a $1,100,508 principal and interest payment on December 12, 2003 to retire the note.  On October 1, 2003, we refinanced the outstanding balance of the construction loan with AgCountry into a $6 million revolving-credit note and a $26.5 million variable-rate note.

The $26.5 million variable-rate note bears interest equal to LIBOR plus 2.64% per annum.  This note requires quarterly payments of interest and principal on the basis of a 10-year term.  In addition, we are required to prepay AgCountry each quarter 25% of the Free Cash Flow for such quarter, not to exceed $1.5 million in each fiscal year.  The credit agreement defines Free Cash Flow as net income before deductions for interest expense, income taxes, depreciation and amortization, excluding any Bioenergy Program payment received, less expenditures for interest expense, taxes paid during the relevant period, required interest and principal payments, and fixed and capital assets not financed by debt.  There is no prepayment penalty if we prepay any amount outstanding under the note, provided the payments exceed $100,000.  As of December 31, 2003 the variable rate was 3.76% and principal payments of $548,850 were made on the variable-rate note during the year ended December 31, 2003, leaving an outstanding balance of $25,946,877 as of year ended December 31, 2003.

The $6 million variable-rate, revolving-credit note bears interest equal to LIBOR plus 3.14% per annum, subject to 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  The revolving feature permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal balance and $6 million.  This note requires monthly payments of interest based on the average daily balance of the revolving loan during a related monthly period.  In addition, we must pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when all remaining principal and interest will be due.  The annual pay down will permanently reduce the amount we may borrow under the revolving loan.  As of December 31, 2003, the rate on the revolving loan was 4.26% and the outstanding balance was $6,000,000.

On June 16, 2003, we entered into an Operating Loan Agreement with Broin and Associates, Inc. for $1 million.  This loan was obtained primarily to cover certain administrative and operational costs and expenses until we achieved sufficient cash flow following the start-up of operations. This loan was unsecured and financed at a rate of 8% calculated on the unpaid principal balance on an annual 365 day basis, with a maturity date of December 15, 2003. As of December 31, 2003, no principal or interest is outstanding on this loan due to a payment of $1,039,097 in principal and interest on December 8, 2003 to retire the loan.

Under a Natural Gas Distribution Delivery Agreement with NorthWestern Energy Corporation, NorthWestern required that we use a minimum amount of natural gas annually to cover NorthWestern’s $1.6 million cost in constructing the pipeline to our plant.  To protect against a minimum amount of natural gas not being used, NorthWestern required that we provide an irrevocable letter of credit.  A letter of credit was obtained on May 28, 2003 from Home Federal Bank of Sioux Falls, South Dakota and subsequently provided to NorthWestern.  To satisfy the letter of credit requirement, we also entered into a line of credit agreement with Home Federal Bank for up to $1.6 million.  Under the terms of the line of credit, in the event that there is a draw on the letter of credit by NorthWestern, an equal amount is drawn on the line of credit at which time it will be recognized as a liability.  The line of credit is evidenced by a promissory note with a variable interest rate equal to the prime rate as published by the Wall Street Journal plus 2.0%.  The maturity date is March 1, 2004.  As of year ended December 31, 2003, Northwestern had not drawn on the letter of credit; therefore, there was no outstanding balance on the line of credit with Home Federal Bank.

 In addition, nine individuals, including some of our board of managers, signed personal guarantees to satisfy the letter of credit and line of credit requirements.  In consideration of such guarantees, we agreed to pay each individual guarantor an annual fee of 2% of the amount of his guarantee until the expiration of the letter of credit on March 1, 2004 unless renewed.  For the year ended December 31, 2003, we paid the guarantors a total amount of $32,000.

On February 25, 2004, we renewed the letter of credit with NorthWestern, the line of credit with Home Federal and the agreements with all but two of the guarantors,

all under the same terms as the original agreements except for a new maturity date and reduced amount.  The new maturity or expiration date for all the agreements is March 1, 2005 and the new amount subject to each agreement is $1.25 million.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our contractual obligations and other commercial commitments as of December 31, 2003:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	31,946,877	2,847,313	5,954,988	6,324,552	16,820,024
Electricity Purchase Agreements	1,190,028	357,000	714,000	119,028
Natural Gas Purchase Agreements	3,615,000	395,000	790,000	790,000	1,640,000
Related-Party Agreements	4,174,397	617,771	1,185,542	1,185,542	1,185,542
Total Contractual Cash Obligations	40,926,302	4,217,084	8,644,530	8,419,122	19,645,566

	Amount of Commitment Expiration Per Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Line of Credit (1)	1,250,000	1,250,000	—	—	—
Total Commercial Commitments	1,250,000	1,250,000	—	—	—

(1)          On February 25, 2003, Great Plains entered into a line of credit agreement with Home Federal Bank.  Great Plains is required to draw on the line of credit if its natural gas distributor draws on a separate letter of credit entered into between the natural gas distributor and Home Federal Bank.  The distributor may draw on the letter of credit if Great Plains does not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement entered into with the distributor.  The maturity date on the renewed line of credit is March 1, 2005.  As of December 31, 2003, there was no outstanding balance on the line of credit.  Great Plains will also not incur any outstanding balance on the line of credit unless the natural gas distributor makes a draw on the letter of credit.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

Management has reviewed the recent accounting pronouncements and has not identified any that are relevant to our financial statements.

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

Revenue from federal and state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under each applicable program.  When it is uncertain whether we will receive full allocation and payment due under the federal incentive program, we derive an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program.  The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the federal incentive program or other factors that affect funding or allocation of funds under such program.

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

Item 7.    Financial Statements.

Great Plains Ethanol, LLC’s financial statements, described as follows, are appended to the signature page of this report beginning at page F-1.

•                  Independent Auditor’s Report, dated January 23, 2004.

•                  Balance Sheet as of December 31, 2003.

•                  Statements of Operations for the years ended December 31, 2003, and 2002.

•                  Statements of Changes in Members’ Equity for the years ended December 31, 2003 and 2002.

•                  Statements of Cash Flows for the years ended December 31, 2003 and 2002.

•                  Notes to Financial Statements.

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, has concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities & Exchange Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Except for the Code of Ethics information set forth below, information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2004, a copy of which will be filed not later than 120 days after December 31, 2003.

We adopted a Code of Ethics on June 25, 2003, a copy of which will be provided to any person without charge upon request in writing.  Please direct your request in writing to the following person and address:

Membership Coordinator

Great Plains Ethanol, LLC

27716 462nd Avenue

Chancellor, South Dakota  57015

Item 10.    Executive Compensation.

Information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2004, a copy of which will be filed with the Commission not later than 120 days after December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2004, a copy of which will be filed with the Commission not later than 120 days after December 31, 2003.

Item 12.    Certain Relationships and Related Transactions.

Information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2004, a copy of which will be filed with the Commission not later than 120 days after December 31, 2003.

Item 13.    Exhibits and Reports on Form 8-K.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a)                                  Exhibits. See Exhibit Index

(b)                                 None.

Item 14.    Principal Accountant Fees and Services.

Information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2004, a copy of which will be filed with the Commission not later than 120 days after December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Date:	March 30, 2004	/s/ Rick Serie
Rick A. Serie, Chief Executive
Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30 ,2004	/s/ Rick Serie
Rick A. Serie
Chief Executive Officer and Chief Financial Officer

Date:	March 30, 2004	/s/ Jeff Broin
Jeff Broin, Manager

Date:	March 30, 2004	/s/ Dennis Hardy
Dennis Hardy, Manager

Date:	March 30, 2004	/s/ Darrin Ihnen
Darrin Ihnen, Manager

Date:	March 30, 2004	/s/ John Ludens
John A. Ludens, Manager

Date:	March 30, 2004	/s/ Dennis Schrag
Dennis Schrag, Manager

Date:	March 30, 2004	/s/ Steve Sinning
Steve Sinning, Manager

Date:	March 30, 2004	/s/ Fred Thurman
Fred Thurman, Manager

Date:	March 30, 2004	/s/ Dan Viet
Dan Viet, Manager

Date:	March 30, 2004	/s/ Larry Ward
Larry Ward, Manager

EXHIBIT INDEX

Exhibit #	Description	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization		Appendix A to Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001 (File No. 333-56368)
3.2	First Amended and Restated Operating Agreement		Appendix A to Issuer Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001
3.3	Amended and Addendum to Operating Agreement		Exhibit 3.2 to the Issuer’s Form 10-KSB filed with the Commission on March 3, 2003 (File No. 333-56368)
3.4	Third Amended and Restated Operating Agreement adopted July 22, 2003		Exhibit 3.1 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003 (File No. 333-56368)
4.1	Form of Class A Certificate		Exhibit 4.1 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)
4.2	Form of Class B Certificate		Exhibit 4.2 to the Issuer’s Form SB-2 filed with the Commission February 28, 2001

4.3	Form of Class C Certificate	Exhibit 4.3 to the Issuer’s Form SB-2 filed with the Commission February 28, 2001
10.1	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated December 18, 2000	Exhibit 10.4 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001
10.2	Consulting Agreement with U.S. Energy Services, Inc., dated February 26, 2001	Exhibit 10.11 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001
10.3	Construction Contract with Broin and Associates, Inc., dated November 20, 2001	Exhibit 10.3 to the Issuer’s Form 10-KSB filed with the Commission on April 1, 2002
10.4	First Amendment to Agreement between Owner and Design Builder (construction contract) with Broin and Associates, Inc. dated November 20, 2001	Exhibit A 10.13 to the Issuer’s Form 10-KSB/A filed with the Commission on May 15, 2002 (File No. 333-56368)
10.5	Licensing Agreement with Broin and Associates, Inc. dated November 20, 2001	Exhibit 10.10 to the Issuer’s Form 10-KSB filed with the Commission on April 1, 2002
10.6	Process Guarantee by Broin and Associates, Inc., dated November 20, 2001	Exhibit 10.11 to the Issuer’s Form 10-KSB/A filed with the Commission on April 1, 2002
10.7	Water Purchase Agreement with Lincoln County Rural Water System, Inc., dated May 24, 2002	Exhibit 10.3 to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2002 (File No. 333-56368)
10.8	Credit Agreement with Ag Country Farm Services Credit, FLCA, dated June 19, 2002	Exhibit 10.1 to the Issuer’s Form 8-K filed with the Commission on June 20, 2002 (File No. 333-56368)
10.9	Promissory Note with Ag Country Farm Service Credit, PLA, dated June 20, 2002	Exhibit 10.2 to the Issuer’s Form 8-K filed with the Commission on June 20, 2002 (File No. 333-56368)
10.10	Natural Gas Distribution Agreement, dated September 2, 2002	Exhibit 10.2 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002 (File No. 333-56368)
10.11	Natural Gas Supply Agreement	Exhibit 10.3 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002

10.12	Natural Gas Interstate Pipeline Transportation Agreement, dated September 2, 2002		Exhibit 10.4 to the Issuer’s From 10-QSB filed with the Commission on November 14, 2002 (File No. 333-56368)
10.13	Electric Service Agreement, dated September 25, 2002		Exhibit 10.1 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002
10.14	Corn Price Risk Management Agreement with Broin Management, LLC, dated November 27, 2002		Exhibit 10.20 to the Issuer’s Form 10-KSB filed with the Commission on March 4, 2003 (File No. 333-56368)
10.15	DDGS Marketing Contract with Broin Enterprises, Inc. d/b/a Dakota Commodities, dated January 7, 2003		Exhibit 10.21 to the Issuer’s Form 10-KSB filed with the Commission on March 4, 2003
10.16	Irrevocable Standby Letter of Credit		Exhibit 10.1 to the Issuer’s Form 10-QSB filed with the Commission May 15, 2003 (File No. 333-56368)
10.17	Loan Agreement with Broin and Associates, Inc., dated June 16, 2003		Exhibit 10.1 to the Issuer’s From 10-QSB filed with the Commission on August 14, 2003 (File No. 333-56368)
10.18	Amended and Restated Irrevocable Standby Letter of Credit, dated May 28, 2003		Exhibit 10.2 to the Issuer’s From 10-QSB filed with the Commission on August 14, 2003
10.19	Loan Agreement with Home Federal Bank, dated February 28, 2003		Exhibit 10.3 to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2003
10.20	Promissory Note with Home Federal Bank, dated February 28, 2003		Exhibit 10.4 to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2003
31	Rule 13a-14(a)/15d-14(a) Certifications	X
32	Section 1350 Certification	X

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

DECEMBER 31, 2003

GREAT PLAINS ETHANOL, LLC

Table of Contents

INDEPENDENT AUDITOR’S REPORT

FINANCIAL STATEMENTS
Balance Sheet
Operations
Changes in Members’ Equity
Cash Flows
Notes to Financial Statements

INDEPENDENT AUDITOR’S REPORT

Audit Committee

Great Plains Ethanol, LLC

Chancellor, South Dakota

We have audited the accompanying balance sheet of Great Plains Ethanol, LLC, as of December 31, 2003, and the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Ethanol, LLC as of December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

January 23, 2004, except for Note 12, for which the date is March 25, 2004

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET

DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,479,992
Receivables
Ethanol - related party	3,419,580
Distillers grain	352,186
Incentives	1,662,317
Excise and sales tax refund	174,353
Other	37,129
Inventory
Raw materials	1,182,595
Finished goods	913,665
Work in process	377,118
Parts inventory	346,213
Investment in commodities contracts	893,899
Prepaid expenses	57,119
Total current assets	14,896,166

PROPERTY AND EQUIPMENT
Land	270,210
Land improvements	3,524,092
Buildings	8,889,160
Equipment	34,689,608
47,373,070
Less accumulated depreciation	(1,947,536)
Net property and equipment	45,425,534

OTHER ASSETS
Financing costs, net of accumulated amortization of $34,288	333,172
Other	1,000
334,172

$60,655,872

See Notes To Financial Statements

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES

Accounts payable - trade	$3,642,561
Accounts payable to related party	227,973
Accounts payable to related party - construction costs	641,455
Accrued distribution	3,742,000
Other accrued liabilities	125,470
Current portion of long-term debt	2,847,313

Total current liabilities	11,226,772

LONG-TERM DEBT	29,099,564

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—
Additional paid-in capital	7,000
Retained earnings	1,612,536

Total members’ equity	20,329,536

$60,655,872

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

REVENUES
Sales	$44,588,101	$—
Incentive revenue	7,663,419	—
Grant revenue	103,115	210,744
Total revenues	52,354,635	210,744

COST OF REVENUES	42,833,701	—

GROSS PROFIT	9,520,934	210,744

OPERATING EXPENSES
Startup costs	403,801	455,648
General and administrative	1,790,695
Total operating expenses	2,194,496	455,648

INCOME (LOSS) FROM OPERATIONS	7,326,438	(244,904)

OTHER INCOME AND (EXPENSES)
Interest income	13,107	190,028
Interest expense	(1,177,471)	—
Other	11,172	1,939
Total other income and expenses	(1,153,192)	191,967

NET INCOME (LOSS)	$6,173,246	$(52,937)

BASIC AND DILUTED INCOME (LOSS) PER CAPITAL UNIT	$1,650	$(19)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	2,766

See Notes To Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

	Capital Units									Additional Paid In Capital	Retained Earnings	Total Amount
	Class A		Class B		Class C		Class D		Subscriptions Receivable
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance, December 31, 2001	1,529	$7,645,000	200	$1,000,000	2,029	$10,145,000	—	$—	$(16,515,000)	$—	$(765,773)	$1,509,227

Collection of unit subscriptions	—	—	—	—	—	—	—	—	16,442,000	—	—	16,442,000

Forfeitures and other adjustments	(16)	(80,000)	—	—	—	—	—	—	73,000	7,000	—	—

Net Loss	—	—	—	—	—	—	—	—	—	—	(52,937)	(52,937)

Balance, December 31, 2002	1,513	7,565,000	200	1,000,000	2,029	10,145,000	—	—	—	7,000	(818,710)	17,898,290

Net income	—	—	—	—	—	—	—	—	—	—	6,173,246	6,173,246

Distributions payable, $1,000 per unit	—	—	—	—	—	—	—	—	—	—	(3,742,000)	(3,742,000)

Balance, December 31, 2003	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$—	$7,000	$1,612,536	$20,329,536

See Notes To Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$6,173,246	$(52,937)
Changes to net income not affecting cash
Depreciation	1,946,955	406
Amortization	29,502	—
Increase in current assets
Receivables	(5,421,979)	(10,699)
Inventory	(2,819,591)	—
Investments in commodities contracts	(893,899)	—
Prepaid expenses	(18,491)	(11,543)
Increase (decrease) in current liabilities
Accounts payable - trade	3,637,346	(5,785)
Accounts payable to related party	216,973	11,000
Accrued interest	(76,030)	—
Accrued liabilities	124,575	(1,860)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	2,898,607	(71,418)

INVESTING ACTIVITIES
Purchase of property and equipment	(12,908,826)	(33,450,127)
Increase in other investments	—	(1,000)
Excise and sales taxes refunded (paid) on construction contract	468,266	(642,619)

NET CASH USED FOR INVESTING ACTIVITIES	(12,440,560)	(34,093,746)

FINANCING ACTIVITIES
Advances on notes payable	17,440,626	17,055,101
Advances on notes payable - related party	1,000,000	—
Principal payments on notes payable	(2,548,850)	—
Principal payments on notes payable - related party	(1,000,000)
Financing costs paid	(21,432)	(321,653)
Proceeds from issuance of capital units	—	16,442,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,870,344	33,175,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,328,391	(989,716)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	151,601	1,141,317

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,479,992	$151,601

(Continued on next page)

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of interest capitalized	$1,253,501	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Distributions payable	$3,742,000	$—

Accounts payable incurred for construction costs	$641,455	$4,696,876

Accrued interest capitalized	$—	$76,030

Financing costs amortized and reclassified to capitalized interest	$4,786	$—

Property and equipment purchases	$14,065,697	$—
Tax increment finance district proceeds and other support	(1,156,871)	—

Property and equipment purchases, net	$12,908,826	$—

See Notes To Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC, a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000. On March 20, 2003, the ethanol plant commenced its principal operations. Prior to March 20, 2003, the Company was in the development stage with its efforts being principally devoted to construction of the ethanol plant.  The Company sells ethanol and related products to customers located in North America.

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

The Company receives payments for incentives to produce ethanol from the State of South Dakota and from the United States Department of Agriculture. In accordance with the terms of these arrangements, revenue is recorded based on production or sale of ethanol.

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

(Continued on next page)

Cash and Cash Equivalents

Cash and cash equivalents consist of demand accounts and other accounts that provide withdrawal privileges.

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

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

The Company enters into short-term cash, options and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity prices. All of the Company’s derivatives are designated as non-hedge derivatives. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and options contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.

(Continued on next page)

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

Start-Up Costs

Start-up costs are expensed as incurred. Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Company, which do not qualify as a capitalized cost.

Financing Costs

Financing costs are amortized over the term of the related debt using the interest method of amortization.  Amortization of financing costs during construction is capitalized as part of construction period interest.

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

Property and Equipment

Property and equipment is stated at cost. Significant additions and betterments are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. Depreciation on assets placed in service is computed using the straight-line method over estimated useful lives as follows:

Site improvements	40 years
Buildings	40 years
Equipment	3 – 20 years

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

(Continued on next page)

Additional Paid-In Capital

During 2002, several investors defaulted on their capital unit subscriptions and forfeited amounts previously paid to the Company. Amounts forfeited are included in additional paid-in capital.

Subscriptions Receivable

Subscriptions receivable were recorded for amounts due from members accepted by the Company who had not paid the entire amount due to the Company under the promissory notes issued for their Capital Units.  Subscriptions receivable as of December 31, 2001 were classified as a reduction in members’ equity.

Earnings per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issue.  Diluted earnings per unit are calculated by including dilutive potential capital units in the denominator and adjusting net earnings (loss) as applicable.  As of December 31, 2002, diluted earnings per unit are not presented since the effect of including potential units would be anti-dilutive.

Income Taxes

The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, differences in lives and methods used in the depreciation of property and equipment result in differences between the financial statement and tax basis of property and equipment.

NOTE 3 -  TAX INCREMENT FINANCING

During the year ended December 31, 2003, the Company received $1,106,871 from the proceeds of tax increment financing bonds issued by Turner County, South Dakota. Under South Dakota law, proceeds from tax increment financing are not a liability of the entity (Great Plains Ethanol, LLC), but are an obligation of the taxing district issuing the bonds. The grant was provided to fund infrastructure improvements to real property owned by the Company and will be repaid by Turner County from the incremental increase in property taxes related to the improvement of the Company’s real property. The proceeds of the financing have been recorded as a reduction of the cost basis of the applicable property and equipment.

(Continued on next page)

NOTE 4 -  LONG-TERM DEBT

On June 19, 2002, the Company entered into a credit agreement with AgCountry Farm Credit Services, FLCA outlining the terms of its construction, term and revolving financing arrangements. The construction loan was limited to 65% of construction costs of the ethanol plant or $32,500,000. Interest during construction was payable monthly at a variable rate of LIBOR plus 3.14%. On October 1, 2003, the loan converted to a $26,500,000 term loan payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%.  The Company converted $6,000,000 of the construction loan to a revolving loan with monthly payments of interest at LIBOR plus 3.14%, plus a .50% unused commitment fee billed on a quarterly basis beginning with the calendar quarter ending January 1, 2004. On October 1 of each year, the Company must reduce the original amount outstanding by 10% of the amount converted to the revolving loan.  The maximum revolving loan amount is reduced each year by this amount. The term and revolving loans have a final maturity date of October 1, 2013. In addition, the Company shall pay, on a quarterly basis, 25% of its free cash flow, not to exceed $1,500,000 in each fiscal year. The construction and term loans are secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts.  The Company is subject to certain restrictive covenants.  The covenants require minimum ratios, restrict distributions to no more than 75% of net income and limit capital expenditures without the consent of the lender.

On June 20, 2002, the Company entered into a promissory note with AgCountry Farm Credit Services, PCA to borrow an additional $2 million. The interest rate on the note was the 30-day LIBOR plus 3.14% per annum.  The note was due in semi-annual installments of $500,000, plus interest, beginning in June 2004, and had a final maturity of December 2005.  During the year ended December 31, 2003, the note was paid in full.

The balance of the notes payable as of December 31, 2003 is as follows:

2003

Notes payable to AgCountry Farm Credit Services
Term Note	$25,946,877
Revolving Term Note	6,000,000
31,946,877

Less current portion	(2,847,313)

$29,099,564

Minimum principal payments for the next five years are estimated as follows:

Year Ending December 31,	Amount

2004	$2,847,313
2005	2,933,011
2006	3,021,977
2007	3,114,336
2008	3,210,216

Interest capitalized totaled $142,742 and $226,178 for the years ended December 31, 2003 and 2002, respectively.

(Continued on next page)

NOTE 5 -  NOTES PAYABLE TO RELATED PARTY

On June 16, 2003, the Company entered into an operating loan agreement with Broin and Associates, Inc. to borrow $1,000,000, expiring on December 15, 2003.  The interest rate on the loan was 8% per annum.  As of December 31, 2003, the Company had no outstanding balance on the loan agreement with Broin and Associates, Inc.  Interest expense was $39,097 for the year ended December 31, 2003.

NOTE 6 -  GRANT AGREEMENT

The Company has been awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $401,000.  The Grant was used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  The Company had received $401,704 under the agreement through December 31, 2003.

During 2003, the Company received a $50,000 grant from Southeast Enterprise Facilitation Project. The grant was used to pay for certain land costs and has been recorded as a reduction in the cost of the land.

NOTE 7 -  MEMBERS EQUITY

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

The Company offered to sell, and an entity related to the Managing Member agreed to purchase, 200 Class B Capital Units at a price of $5,000 per capital unit, for a total of $1,000,000 in a private transaction.  The entity related to the Managing Member has paid the Company $1,000,000 in cash in connection with the sale of the 200 Class B Capital Units as of December 31, 2002. Transfer of Class B Capital Units is prohibited unless the units are first offered for sale to the Company at the fair market value of the units.

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

(Continued on next page)

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

The Company offered Class C Capital units with a minimum purchase of ten (10) units per purchaser and Class A Capital Units to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per purchaser. For each Class A Capital Unit purchased, the member is obligated to deliver 2,500 bushels of corn to the Company on an annual basis. For all Class A Members, this equates to 3,782,500 bushels of corn delivered annually.  Corn is purchased from the Class A Members at a price based on the average market price from surrounding local markets.  For the year ended December 31, 2003, the Company purchased 21% of its total bushels required for production under the obligation related to Class A Capital units.

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

Voting rights are one vote per member for Class A Capital Units and one vote per unit for Class B, Class C and Class D Capital Units.

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

(Continued on next page)

NOTE 8 -  INCOME TAXES

The differences between financial statement basis and tax basis of assets as of December 31, 2003 are as follows:

2003

Financial statement basis of assets	$60,655,872

Plus organization and start-up costs capitalized	898,017

Depreciation	(12, 636,873)

Tax basis of assets	$48,917,016

There were no material differences between the financial statement basis and tax basis of the Company’s liabilities.

NOTE 9 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.

The Company believes the fair value of agreements for the purchase of utilities approximates the carrying value based on the variable terms of the agreements that follow local market rates.

NOTE 10 -  COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

Consulting and Services Agreements – The Company has entered into a consulting agreement and a services agreement with Val-Add Service Corporation (Val-Add).

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

Start-up and organizational expenses related to the agreements with Val-Add totaled $4,680 and $27,227 for the years ended December 31, 2003 and 2002, respectively.

(Continued on next page)

Contract for Future Services – The Company entered into various agreements with Broin Management LLC (the Managing Member) and certain of the Managing Member’s affiliates.

Agreements with the Managing Member and certain of its affiliates include:

Management Services – Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member provides day-to-day management of the ethanol plant. The Company pays a management fee of $250,000 annually (the base fee), plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation, and commences no sooner than nine months prior to the operation of the ethanol plant. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement.  For the years ended December 31, 2003 and 2002, expenses related to the bonus arrangement and management fee totaled $592,363 and $286,667, respectively.

Marketing Agreements – The Company entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and DDGS. Fees of $.0065 per gallon are payable for administration services and ethanol marketing. Fees of 3% of gross sales, with a minimum annual fee of $200,000, are payable for marketing DDGS. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements.  Fees relating to the marketing agreements were $436,620 for the year ended December 31, 2003.

Construction Contract – On November 20, 2001, the Company entered into a contract for the construction of the ethanol plant with Broin and Associates, Inc., a party related to the Managing Member.  The construction contract totals $48,712,749.  Construction costs as of December 31, 2003, totaled $48,695,719, of which $624,425 had been incurred and unpaid.  The Company’s remaining commitment on the construction of the ethanol plant, with a related party, is approximately $17,030 as of December 31, 2003.

Corn Price Risk Management Agreement – The Company has entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is $50,000 annually.  The agreement has a term of 1 year and commences upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration.  Fees relating to this agreement were $47,667 for the year ended December 31, 2003.

The Company has entered into agreements for the purchase of water, natural gas and electricity.

Water – The agreement provides the Company with water at a fixed rate for 5 years, renewable for 5-year periods at rates negotiated at the time of renewal. No minimum purchase quantities are required by the agreement.

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

Year Ending December 31,	Amount

2004	$395,000
2005	395,000
2006	395,000
2007	395,000
2008	395,000
2009-2013	1,640,000
Total	3,615,000
Less amount representing interest	610,000
Total at present value	$3,005,000

Electricity – The agreements provide the Company with electric service for a term of 5 years.  The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

Year Ending December 31,	Amount

2004	$357,000
2005	357,000
2006	357,000
2007	119,028

$1,190,028

(Continued on next page)

Line of Credit - During the year, the Company entered into a $1,600,000 line of credit agreement with Home Federal Bank.  The line of credit agreement was required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant.  The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant.  Under the line of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $1,600,000.  In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the line of credit by Home Federal which will be recorded as a liability of the Company.  The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%.  The maturity date on the line of credit is March 1, 2004.  The line of credit is secured by a lien on the Company’s real and personal property.  As of December 31, 2003, there was no outstanding balance on the line of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $1,600,000 from certain members or related parties of the Company.  The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed.  The Company paid $32,000 for the guarantee fee during the year ended December 31, 2003.

The Company receives incentives related to the production of ethanol as follows:

Incentives – Great Plains Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $1,708,190 and $5,371,895 has been earned for the USDA program years ended September 30, 2004 and 2003, respectively. Incentive revenue of $7,080,085 was recorded for the year ended December 31, 2003.

Great Plains Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer.  Incentive revenue of $583,334 was recorded for the year ended December 31, 2003.

NOTE 11 -  RELATED PARTIES

Certain owners of Class A, Class B and Class C Capital Units are parties to agreements with the Company.  Related party agreements with the Managing Member and its affiliates are described in Note 7 and Note 10.  In addition, one of the owners of Val-Add (Note 10) is also a member of the Company.

NOTE 12 -  SUBSEQUENT EVENTS

On February 25, 2004, the Company renewed the line of credit with Home Federal Bank referenced in Note 9.  The new maturity date on the line of credit is March 1, 2005, and the amount of the line of credit is $1,250,000.

On March 14, 2004, we experienced a fire in our DDGS drying system.  Management is currently in the process of evaluating the total amount of loss to property and equipment, and lost revenues due to the fire.  Because of insurance policies in place, management does not expect this incident to have a material effect on the Company’s financial position or results of operations for the fiscal year ending December 31, 2004.