Form 10QSB
period 2004-03-31
GREAT PLAINS ETHANOL LLC
filed 2004-05-17
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of membership units of each class issued and outstanding as of May 1, 2004 was as follows: Class A: 1,513; Class B: 200; and Class C: 2,029.

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

Yes  ☒   No  ☐

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

MARCH 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,103,201
Receivables
Ethanol - related party	3,710,464
Distillers grain	872,806
Incentives	2,847,077
Excise and sales tax refund	176,614
Other	4,444
Inventory
Raw materials	2,860,332
Finished goods	803,817
Work in process	532,539
Parts inventory	404,413
Investment in commodities contracts	2,376,863
Prepaid expenses	505,587
Total current assets	16,198,157

PROPERTY AND EQUIPMENT
Land	270,210
Land improvements	3,524,092
Buildings	8,889,160
Equipment	34,680,343
47,363,805
Less accumulated depreciation	(2,576,176)
Net property and equipment	44,787,629

OTHER ASSETS
Financing costs, net of accumulated amortization of $43,881	323,579
Other	1,000
324,579

$61,310,365

See Notes to Unaudited Financial Statements

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES

Accounts payable - trade	$3,479,601
Accounts payable to related party	537,460
Accounts payable to related party - construction costs	17,030
Other accrued liabilities	180,243
Current portion of long-term debt	3,163,449

Total current liabilities	7,377,783

LONG-TERM DEBT	25,729,419

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—
Additional paid-in capital	7,000
Retained earnings	9,486,163

Total members’ equity	28,203,163

$61,310,365

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003

REVENUES
Sales	$18,394,811	$29,251
Incentive revenue	4,426,062	129,982
Grant revenue	—	83,848
Total revenues	22,820,873	243,081

COST OF REVENUES	13,781,718	340,068

GROSS PROFIT	9,039,155	(96,987)

OPERATING EXPENSES
Startup costs	—	403,801
General and administrative	859,538	67,675
Total operating expenses	859,538	471,476

INCOME (LOSS) FROM OPERATIONS	8,179,617	(568,463)

OTHER INCOME AND (EXPENSES)
Interest income	6,102	4,105
Interest expense	(312,989)	(41,757)
Other	897	200
Total other income and expenses	(305,990)	(37,452)

NET INCOME (LOSS)	$7,873,627	$(605,915)

BASIC AND DILUTED INCOME (LOSS) PER CAPITAL UNIT	$2,104	$(162)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$7,873,627	$(605,915)
Changes to net income not affecting cash
Depreciation	628,640	64,662
Amortization	9,593	1,123
(Increase) decrease in current assets
Receivables	(1,963,579)	(183,705)
Inventory	(1,781,510)	(2,719,523)
Investments in commodities contracts	(1,482,964)	(603,025)
Prepaid expenses	(448,468)	(222,151)
Increase (decrease) in current liabilities
Accounts payable - trade	(162,960)	1,427,658
Accounts payable to related party	(314,938)	134,345
Accrued interest	—	35,620
Accrued liabilities	54,773	57,829

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	2,412,214	(2,613,082)

INVESTING ACTIVITIES
Purchase of property and equipment	(13,348)	(8,374,329)
Excise and sales taxes refunded (paid) on construction contract	20,352	(487,251)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	7,004	(8,861,580)

FINANCING ACTIVITIES
Advances on notes payable	—	13,854,102
Principal payments on notes payable	(3,054,009)	—
Distributions paid to members, $1,000 per unit	(3,742,000)	—
Financing costs paid	—	(16,233)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(6,796,009)	13,837,869

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,376,791)	2,363,207

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,479,992	151,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,103,201	$2,514,808

See Notes to Unaudited Financial Statements

(continued on next page)

	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of interest capitalized	$312,989	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING

Accounts payable incurred for construction costs	$—	2,934,212

Accrued interest capitalized	$—	69,892

Financing costs amortized and reclassified to capitalized interest	$—	4,786

Property and equipment purchases	$—	9,531,200
Tax increment finance district proceeds and other support	—	(1,156,871)

Property and equipment purchases, net	$—	$8,374,329

See Notes to Unaudited Financial Statements

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the remaining year ending December 31, 2004.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2003.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.

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

The balance of the notes payable as of March 31, 2004 is as follows:

Notes payable to AgCountry Farm Credit Services
Term Note	$25,392,868
Revolving Term Note	3,500,000
28,892,868

Less current portion	3,163,449
$25,729,419

The Company had $2,500,000 available to borrow on the revolving term note as of March 31, 2004.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Minimum principal payments for the next five years are estimated as follows:

Year Ending March 31,	Amount

2005	$3,163,449
2006	2,349,010
2007	2,440,284
2008	2,533,369
2009	3,133,541

Minimum principal payments for the twelve months ending March 31, 2005 include approximately $902,000 related to the calculation of an additional principal payment based on free cash flow.

Interest capitalized totaled $142,742 for the period ended March 31, 2003.

NOTE 5 -   GRANT AGREEMENT

The Company was awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $401,000. The Grant was used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. Prior to 2003, the Company had received $337,123 under the Grant agreement. For the three months ended March 31, 2003, the Company received $83,848, for a total grant amount of $401,704.

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

Agreements with the Managing Member and certain of its affiliates include:

Management Services – Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member provides day-to-day management of the ethanol plant. The Company pays a management fee of $250,000 annually (the base fee), plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation, and commences no sooner than nine months prior to the operation of the ethanol plant. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement. Fees relating to the management services and bonus arrangement were $426,380 and $76,336 for the three months ended March 31, 2004 and 2003, respectively.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Marketing Agreements – The Company entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and DDGS. Fees of $.0065 per gallon are payable for administration services and ethanol marketing. Fees of 3% of gross sales, with a minimum annual fee of $200,000, are payable for marketing DDGS. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements. Fees relating to the marketing agreements were $167,844 and $845 for the three months ended March 31, 2004 and 2003, respectively.

Construction Contract – On November 20, 2001, the Company entered into a contract for the construction of the ethanol plant with Broin and Associates, Inc., a party related to the Managing Member. The construction contract totals $48,712,749. The Company’s remaining commitment on the construction of the ethanol plant, with a related party, is approximately $17,030 as of March 31, 2004.

Corn Price Risk Management Agreement – The Company has entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is $50,000 annually. The agreement has a term of 1 year and commences upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration. Fees relating to this agreement were $13,000 and $8,667 for the three months ended March 31, 2004 and 2003, respectively.

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

Year Ending March 31,	Amount

2005	$352,600
2006	352,600
2007	352,600
2008	352,600
2009	352,600
2010-2013	1,410,400

Total	3,173,400
Less amount representing interest	510,000

Total at present value	$2,663,400

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Electricity – The agreements provide the Company with electric service for a term of 5 years. The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

Year Ending March 31,	Amount

2005	$330,000
2006	341,000
2007	352,000
2008	301,000
2009	31,000

$1,355,000

Line of Credit – During the three months ended March 31, 2004, the Company renewed a $1,600,000 line of credit agreement with Home Federal Bank at a reduced amount of $1,250,000. The line of credit agreement is required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the line of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $1,250,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the line of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the line of credit is March 1, 2005. The line of credit is secured by a lien on the Company’s real and personal property. As of March 31, 2004, there was no outstanding balance on the line of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $1,250,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $25,000 for the guarantee fee during the three months ended March 31, 2004.

The Company receives incentives related to the production of ethanol as follows:

Incentives – Great Plains Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $6,050,919 and $129,982 has been earned for the USDA program years ended September 30, 2004 and 2003, respectively. Incentive revenue of $4,342,729 and $129,982 was recorded for the three months ended March 31, 2004 and March 31, 2003, respectively.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Great Plains Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $83,333 was recorded for the three months ended March 31, 2004. The State of South Dakota has paid its maximum amount allowable under the program through June 30, 2004. Therefore, no additional incentive revenue is available to the Company until July 1, 2004.

On March 14, 2004 we experienced a fire in our DDGS drying system. Management is currently completing its evaluation of the total amount of loss to property and equipment, and lost revenues due to the fire, as well as amounts recoverable from our insurance policies. The incident did not have a material effect on the Company’s financial position or results of operations for the three months ending March 31, 2004, and we do not expect a material adverse affect on future financial position or results of operations.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn and other commodities, including ethanol and gasoline, and general economic conditions. The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance, or what future business conditions will be like. In particular:

•                  While we anticipate that the thermal oxidizer and other emissions control equipment and technology we have installed will eliminate any potentially dangerous emissions from the ethanol production process and allow us to comply with existing environmental regulations, we cannot guarantee that it will.

•                  We may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase our costs.

•                  Our operating income may be adversely affected by a decrease in available government subsidies and incentive payments.

•                  Although we expect the demand for ethanol to increase, demand is largely driven by federal and state regulations, which are subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.

•                  The ethanol industry and our business are sensitive to corn prices.  When corn prices increase, our operating results may suffer.

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

Overview

We were formed as a South Dakota limited liability company on December 20, 2000 in order to construct and operate an ethanol plant in Chancellor, South Dakota. Construction of the plant began in April 2002 and was completed in early March 2003.  The plant commenced producing ethanol and an ethanol co-product, distiller’s dried grains with solubles (DDGS), on March 20, 2003. Because we have been operating only since March 20, 2003, we do not have comparable income, production and sales data for the first quarter ended March 31, 2003.

Our business consists of the production of ethanol and DDGS. In addition to federal and state government incentive programs, the primary factors that have influenced our operating and financial performance are the prices at which we sell ethanol and DDGS and the costs related to production. Although there are various costs related to the production process, the most significant are the prices at which we purchase corn and the cost of natural gas. You should review these and other factors when evaluating our financial statements and results of operations.

Results of Operations

Sales revenue for the three months ended March 31, 2004 was $18,394,811, consisting of $15,127,667 in ethanol sales (82%) and $3,267,144 in DDGS sales (18%).  During the three months ended March 31, 2004, the average sales price of ethanol and DDGS has been moving steadily higher. Our average sales price for ethanol increased approximately 3% and our average sales price for DDGS increased approximately 7% since December 31, 2003.  The increase in the price of ethanol is primarily the result of an increase in the price of unleaded gasoline, as the price of ethanol tends to follow the price of unleaded gasoline. The increase in the price of DDGS is primarily the result of an increase in prices of substitute livestock-feed, such as soybean meal and corn.

Sales revenue from DDGS will be impacted in the short-term by a fire sustained to our DDGS drying system on March 14, 2004. Because the fire occurred late in the first quarter, it did not have a material adverse effect on ethanol or DDGS sales revenue for the quarter end. Nevertheless, as we continue to make all necessary repairs to bring the drying system back to full capacity, we are currently producing and selling only a limited quantity of DDGS. Instead of producing DDGS as our primary co-product to ethanol, we are producing and selling a product called wet distiller’s grains or “wet cake.” Compared to the sale of DDGS, the sale of wet cake results in decreased sales revenue because of the lower price per ton and nature at which it is sold.

In addition to sales revenue, we recorded incentive revenue of $4,426,062 during the three months ended March 31, 2004. Incentive revenue consists of income received from federal and state governments in connection with our ethanol production. For the three months ended March 31, 2004, we recorded incentive revenue of $4,342,729 from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program. For the three months ended March 31, 2004, we recorded incentive revenue of $83,333 from the State of South Dakota incentive program.

We anticipate receiving less incentive revenue under the Bioenergy Program during the 2004 program year (October 1, 2003 to September 30, 2004) compared to the 2003 program year (October 1, 2002 to September 30, 2003) because of the manner by which payments are structured and conditioned. Incentive payments under this program are partially based on the increase in gallons of ethanol produced compared to the prior year’s production. We do not expect, however, any significant increase in the production of ethanol during the 2004 program year compared to 2003. Accordingly, we expect less incentive revenue under the program during the 2004 program year.

We also do not expect to receive any further payments under the South Dakota incentive program until the 2005 program year (beginning July 1, 2005) because the funding under the program was depleted in full following the payment for January 2004. When payments resume on July 1, 2005, it is uncertain how much we will receive, the period of time for which payments will be made and whether there will be adequate funding under the program to cover the requests for payments by the other ethanol plants located in South Dakota.

Our cost of revenues, which includes production expenses, for the three months ended March 31, 2004 was $13,781,718. Our cost of revenues is primarily affected by the price of corn and natural gas. For the three months ended March 31, 2004, our average cost of corn, net of investment in commodity contracts, was 7% lower than the average cost of corn, net of investment in commodity contracts, for the three months ended December 31, 2003. We anticipate that the price of corn will be subject to extreme volatility in the next three to six months due to various factors. A reduction in the projected quantity of corn harvested due to factors such as drought, actual corn planted, or an increase in demand for corn nationally or globally, could result in increased corn prices which would have an adverse effect on our cost of revenues.  While we have experienced favorable weather conditions during the 2004 planting season and, on average, planting so far is ahead of schedule, it is unclear what impact, if any, these factors will have on short-term corn prices.  We are currently experiencing corn costs above last year’s cost levels.  If we cannot manage potential price fluctuations effectively, particularly over the next three to six months, this will have an adverse effect on our production costs during this period.

Natural gas prices have historically fluctuated dramatically.  Natural gas has recently been available at prices exceeding historical averages.  These prices have exceeded historical averages primarily because of higher crude oil and energy prices generally and demand and supply factors. We expect natural gas prices to remain above the historical averages in the near future.

We incurred general and administrative expenses of $859,538 for the three months ended March 31, 2004. We also recorded interest expense of $312,989 on long-term debt and short-term financing obligations for the three months ended March 31, 2004.

Net income for the three months ended March 31, 2004 was $7,873,627, consisting of $8,179,617 of operating income, $6,102 of interest income, and $897 of other income offset by $312,989 of interest expense. We do not expect that the fire will have a material adverse effect on our net income, as we expect that the coverage from our business interruption insurance will offset a majority of lost income. Nevertheless, net income for the three months ended March 31, 2004, will not be indicative of the results to be expected for the remaining nine months of operations in 2004, as the amount earned from the Bioenergy Program, as discussed above, is anticipated to be significantly less in the next three quarters as compared to the three months ended March 31, 2004. Moreover, our costs of revenues could be adversely affected by factors beyond the control of management, specifically by the price volatility of corn in the next few months.

We expect to continue operating the plant at, or above, name-plate production capacity of 40 million gallons of ethanol annually for the next twelve months, despite the fire to the dryer system.  We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from our operating activities. We also expect to fund any costs and expenditures incurred from the fire, over and above the amounts recovered from insurance, through cash flows from operations.

Liquidity and Capital Resources

Cash Flow From Operations.  The net cash provided by operating activities was $2,412,214 for the three months ended March 31, 2004.  Net cash provided by operating activities consists of net income of $7,873,627 and net non-cash expenses of $638,233, offset by increased working capital requirements of $6,099,646.  The change in working capital requirements resulted primarily from an increase in receivables, inventory valuation and investments in commodities contracts.  Increases in ethanol prices and corn costs resulted in higher carrying values for receivables and inventories.  The investments in commodities contracts were utilized to protect against adverse price fluctuations with corn and natural gas, particularly for corn during the expected volatile summer months.

Cash Flow From Investing Activities.  The net cash provided by investing activities was $7,004 for the three months ended March 31, 2004. We spent $13,348 on various pieces of equipment and received $20,352 for excise and sales taxes previously paid on costs associated with the construction of the ethanol plant.

Cash Flow From Financing Activities.  Net cash used for financing activities was $6,796,009 for the three months ended March 31, 2004, consisting of $3,054,009 in principal payments on long-term debt and short-term financing obligations and $3,742,000 in cash distributions paid to members.

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

The $26.5 million variable-rate note bears interest equal to LIBOR plus 2.64 % per annum. This note requires quarterly payments of interest and principal on the basis of a ten-year term. In addition, we are required to prepay AgCountry each quarter 25% of the Free Cash Flow for such quarter, not to exceed $1.5 million in each fiscal year. The Credit Agreement defines Free Cash Flow as net income before deductions for interest expense, income taxes, depreciation and amortization, excluding any Bioenergy Program payments received, less expenditures for interest expense, taxes paid during the relevant period, required interest and principal payments, and fixed and capital assets not financed by debt. There is no prepayment penalty if we prepay any amount outstanding under this note, provided the payment exceeds $100,000. As of March 31, 2004, the variable rate was 3.74% and the outstanding balance was $25,392,868. We also have a free cash flow payment due of approximately $902,000 which is expected to be paid on or around May 17, 2004

The $6.0 million variable-rate, revolving-credit note bears interest equal to LIBOR plus 3.14 % per annum, subject to 0.50% annual commitment fee assessed quarterly on any funds not borrowed. The revolving feature permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal balance and $6 million. This note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period.  In addition, we must pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when all remaining principal and interest will be due.  The annual pay down will permanently reduce the amount we may borrow under the revolving loan.  As of March 31, 2004, the variable rate was 4.24% and the outstanding balance was $3,500,000.

The revolving and variable notes are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights. The Credit Agreement requires us to provide AgCountry with audited annual and unaudited quarterly financial statements. In addition, it contains minimum debt service coverage ratios, minimum working capital, minimum tangible net worth and other standard negative and affirmative covenants. In event of default, AgCountry may terminate the Credit Agreement and declare the entire amount due and owing. Events of default include failure to make payments when due or violations of one or more of the covenants. We believe we currently comply with all covenants and restrictions under the Credit Agreement.

Under a Natural Gas Distribution Delivery Agreement with NorthWestern Energy Corporation, NorthWestern required that we use a minimum amount of natural gas annually to cover NorthWestern’s $1.6 million cost in constructing the pipeline to our plant.  To protect against a minimum amount of natural gas not being used, NorthWestern required that we provide an irrevocable letter of credit.  A letter of credit was obtained on May 28, 2003 from Home Federal Bank of Sioux Falls, South Dakota and provided to NorthWestern.  To satisfy the letter of credit requirement, we entered into a line of credit agreement with Home Federal Bank for up to $1.6 million. Under the terms of the line of credit, in the event that there is a draw by NorthWestern on the letter of credit, an equal amount is drawn on the line of credit at which time it will be recognized as a liability. The line of credit is evidenced by a promissory note with a variable interest rate equal to the prime rate as published by the Wall Street Journal plus 2.0%.  In addition, nine individuals, including some of our Board of Managers, signed personal guarantees to satisfy the letter of credit and line of credit requirements.  In consideration of such guarantees, we agreed to pay each individual guarantor an annual fee of 2% of the amount of his guarantee until the expiration of the letter of credit unless renewed.  For the three months ended March 31, 2004, we paid the guarantors a total of $25,000.

On February 25, 2004, we renewed the letter of credit with NorthWestern, the line of credit with Home Federal and the agreements with all but two of the guarantors. Each of these agreements was renewed under the same terms as the original agreements except for a new maturity date and reduced amount.  The new maturity or expiration date for all the agreements is March 1, 2005 and the new amount subject to each agreement is $1.25 million. Furthermore, Northwestern had not drawn on the letter of credit to date; therefore, there is no outstanding balance on the line of credit with Home Federal Bank as of March 31, 2004.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and other commercial commitments as of March 31, 2004:

		Payment Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$28,892,868	3,163,449	4,789,294	5,666,910	15,273,215
Electricity Purchase Agreements	1,355,000	330,000	693,000	332,000	—
Natural Gas Purchase Agreements	3,173,400	352,600	705,200	705,200	1,410,400
Related-Party Agreements	4,149,397	592,771	1,185,542	1,185,542	1,185,542
Total Contractual Cash Obligations	$37,570,665	4,438,820	7,373,036	7,889,652	17,869,157

		Amount of Commitment Expiration Per Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Line of Credit (1)	1,250,000	1,250,000	—	—	—
Total Commercial Commitments	1,250,000	1,250,000	—	—	—

(1) On February 25, 2004, Great Plains renewed a line of credit agreement with Home Federal Bank. Great Plains is required to draw on the line of credit if its natural gas distributor draws on a separate letter of credit entered into between the natural gas distributor and Home Federal Bank. The distributor may draw on the letter of credit if Great Plains does not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement entered into with the distributor. The maturity date on the line of credit is March 1, 2005. As of March 31, 2004, there was no outstanding balance on the line of credit. Great Plains will also not incur any outstanding balance on the line of credit unless the natural gas distributor makes a draw on the letter of credit.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

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

Accounting for Derivative Instruments and Hedging Activities

We minimize the effects of changes in the price of agricultural commodities by engaging Broin Management, LLC to use exchange-traded futures and options contracts to minimize its net positions in these inventories and contracts.  We account for changes in market value on exchange-traded futures and option contracts at exchange values and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area.  Changes in the market value of all these contracts are recognized in earnings as a component of cost of revenues.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently a party in a pending matter before the South Dakota Board of Minerals and Environment in Pierre, South Dakota.  On December 29, 2003, Great Plains Ethanol, five other ethanol plants in South Dakota, and Broin Management, LLC, filed a petition with the South Dakota Board of Minerals and Environment against the South Dakota Department of Environment and Natural Resources (DENR).  The petition requests that the Board of Minerals and Environment bar the DENR from using and applying a new method for quantifying emissions from ethanol plants known as the Midwest Scaling Method or “multiplier,” which is currently the required testing methodology for quantifying emissions under our Title V Air Quality Operating Permit. The Board of Minerals and Environment is a nine person citizen board that serves a quasi-judicial and legislative role in matters involving the South Dakota air quality laws.  The Board of Minerals and Environment has the authority to hear petitions regarding the application of DENR’s rules governing air quality matters.

The petition alleges that the DENR’s use of the multiplier for quantifying emissions is inappropriate and unlawful.  We and the other petitioners contend that South Dakota and federal regulations do not require or permit the use of the multiplier.  The use of the multiplier changes the way emission quantities are reported, typically increasing the reported quantity of emissions and making it potentially more difficult to comply with Title V Air Quality Operating Permit and the standards under the Clean Air Act.  A hearing on this matter before the Board of Minerals and Environment is scheduled for June 16, 2004 in Pierre, South Dakota, the outcome of which is uncertain.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.  See Exhibit Index.

(b)           Reports on Form 8-K. The following report was filed on Form 8-K during the three months ended March 31, 2004:

Date of Report	Item Reported
January 15, 2004	Item No. 5—Cash Distribution to members

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: May 17, 2004
	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Third Amended and Restated Operating Agreement dated July 22, 2003 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
10.1	Second Amended and Restated Letter of Credit dated February 25, 2004
10.2	Promissory Note Modification Agreement dated February 25, 2004
10.3	Agreement to Compensate Guarantors dated February 25, 2004

31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)                                  Incorporated by reference from Appendix A to issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001 (File No. 333-56368).

(2)                                  Incorporated by referenced from Exhibit 3.1 to the issuer’s Form 10-QSB filed with the Commission on November 14, 2003 (File No. 333-56368).

(3)                                  Incorporated by reference from Exhibit 4.1 to the issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368).

(4)                                  Incorporated by reference from Exhibit 4.2 to the issuer’s Form SB-2 filed with the Commission on February 28, 2001(File No. 333-56368).

(5)                                  Incorporated by reference from Exhibit 4.3 to the issuer’s Form SB-2 filed with the Commission on February 28, 2001(File No. 333-56368).