Form 10QSB
period 2004-06-30
GREAT PLAINS ETHANOL LLC
filed 2004-08-16
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of membership units of each class issued and outstanding as of August 2, 2004 was as follows: Class A: 1,513; Class B: 200; and Class C: 2,029.

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

Yes  ☒   No  ☐

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

GREAT PLAINS ETHANOL, LLC

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

JUNE 30, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$678,774
Receivables
Ethanol - related party	5,480,055
Other - related party	104,347
Distillers grain	774,257
Incentives	318,427
Excise and sales tax refund	177,496
Insurance claim	337,001
Other	13,155
Inventory
Raw materials	432,523
Finished goods	1,173,869
Work in process	474,055
Parts inventory	492,067
Investment in commodities contracts	1,029,072
Prepaid expenses	425,527
Total current assets	11,910,625

PROPERTY AND EQUIPMENT
Land	270,210
Land improvements	3,524,092
Buildings	8,889,160
Equipment	35,137,845
47,821,307
Less accumulated depreciation	(3,138,871)
Net property and equipment	44,682,436

OTHER ASSETS
Financing costs, net of accumulated amortization of $53,473	313,987
Other	1,000
314,987

$56,908,048

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

JUNE 30, 2004

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES

Accounts payable - trade	$3,969,890
Accounts payable to related party	28,855
Other accrued liabilities	232,942
Current portion of long-term debt	2,320,551

Total current liabilities	6,552,238

LONG-TERM DEBT	24,502,321

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—
Additional paid-in capital	7,000
Retained earnings	7,136,489

Total members’ equity	25,853,489

$56,908,048

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Three Months Ended June 30, 2003

REVENUES
Sales	$39,376,515	$20,981,704	$13,910,233	$13,880,982
Incentive revenue	4,291,749	(134,313)	3,614,461	3,484,479
Grant revenue	—	—	103,115	19,267
Total revenues	43,668,264	20,847,391	17,627,809	17,384,728

COST OF REVENUES	36,276,210	22,494,492	14,718,821	14,378,753

GROSS PROFIT	7,392,054	(1,647,101)	2,908,988	3,005,975

OPERATING EXPENSES
Startup costs	—	—	403,801	—
General and administrative	1,291,440	431,902	837,804	770,129
Total operating expenses	1,291,440	431,902	1,241,605	770,129

INCOME (LOSS) FROM OPERATIONS	6,100,614	(2,079,003)	1,667,383	2,235,846

OTHER INCOME AND (EXPENSES)
Interest income	7,902	1,800	4,870	765
Interest expense	(587,988)	(274,999)	(424,884)	(383,127)
Other	3,424	2,527	2,447	2,247
Total other income and expenses	(576,662)	(270,672)	(417,567)	(380,115)

NET INCOME (LOSS)	$5,523,952	$(2,349,675)	$1,249,816	$1,855,731

BASIC AND DILUTED INCOME (LOSS) PER CAPITAL UNIT	$1,476	$(628)	$334	$496

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$5,523,952	$1,249,816
Changes to net income not affecting cash
Depreciation	1,236,283	667,230
Amortization	19,185	10,442
(Increase) decrease in current assets
Receivables	(1,219,029)	(6,941,818)
Receivable-insurance claim	(18,063)	—
Inventory	247,077	(2,159,932)
Investments in commodities contracts	(135,173)	(133,658)
Prepaid expenses	(368,408)	(190,045)
Increase (decrease) in current liabilities
Accounts payable - trade	327,329	2,950,428
Accounts payable to related party	(840,573)	34,839
Accrued interest	—	56,134
Accrued liabilities	107,472	184,314

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	4,880,052	(4,272,250)

INVESTING ACTIVITIES
Insurance proceeds on property damaged by fire	350,000	—
Purchase of property and equipment	(1,193,560)	(13,353,317)
Excise and sales taxes refunded (paid) on construction contract	28,295	(86,336)

NET CASH USED FOR INVESTING ACTIVITIES	(815,265)	(13,439,653)

FINANCING ACTIVITIES
Advances on notes payable	3,800,000	17,440,626
Advances on notes payable - related party	—	1,000,000
Principal payments on notes payable	(8,924,005)	—
Distributions paid to members, $1,000 per unit	(3,742,000)	—
Financing costs paid	—	(16,233)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(8,866,005)	18,424,393

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,801,218)	712,490

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,479,992	151,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$678,774	$864,091

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOW (UNAUDITED) — PAGE 2

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of interest capitalized	$587,988	$368,750

Interest capitalized	$—	$69,892

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts receivable incurred for estimated insurance on property and equipment.	$318,937	—

Accounts payable incurred for construction costs	$—	420,354

Financing costs amortized and reclassified to capitalized interest	$—	4,786

Property and equipment purchases		14,560,188
Tax increment finance district proceeds and other support	—	(1,206,871)

Property and equipment purchases, net	$—	$13,353,317

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

The balance of the notes payable as of June 30, 2004 is as follows:

Notes payable to AgCountry Farm Credit Services
Term Note	$23,922,872
Revolving Term Note	2,900,000
26,822,872

Less current portion	2,320,551
$24,502,321

The Company had $3,100,000 available to borrow on the revolving term note as of June 30, 2004.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

Minimum principal payments for the next five years are estimated as follows:

Year Ending June 30,	Amount

2005	$2,320,551
2006	2,410,719
2007	2,504,390
2008	2,600,052
2009	2,702,729

NOTE 5 -  GRANT AGREEMENT

The Company was awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $401,000. The Grant was used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. Prior to 2003, the Company had received $337,123 under the Grant agreement. For the six months ended June 30, 2003, the Company received $83,848, for a total grant amount of $401,704.

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

Agreements with the Managing Member and certain of its affiliates include:

Management Services – Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member provides day-to-day management of the ethanol plant. The Company pays a management fee of $250,000 annually (the base fee), plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation, and commences no sooner than nine months prior to the operation of the ethanol plant. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement. Fees relating to the management services and bonus arrangement were $410,084 and $213,769 for the six months ended June 30, 2004 and 2003, respectively.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

Marketing Agreements – The Company entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and DDGS. Fees of $.0065 per gallon are payable for administration services and ethanol marketing. Fees of 3% of gross sales, with a minimum annual fee of $200,000, are payable for marketing DDGS. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements. Fees relating to the marketing agreements were $328,628 and $213,769 for the six months ended June 30, 2004 and 2003, respectively.

Corn Price Risk Management Agreement – The Company has entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is $50,000 annually. The agreement has a term of 1 year and commences upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration. Fees relating to this agreement were $26,000 and $21,667 for the six months ended June 30, 2004 and 2003, respectively.

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

Year Ending June 30,	Amount

2005	$352,600
2006	352,600
2007	352,600
2008	352,600
2009	352,600
2010-2013	1,292,800
Total	3,055,800
Less amount representing interest	503,300
Total at present value	$2,552,500

Electricity – The agreements provide the Company with electric service for a term of 5 years. The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

Year Ending June 30,	Amount

2005	$332,000
2006	344,000
2007	355,000
2008	304,000
2009	—
$1,335,000

Line of Credit – During the six months ended June 30, 2004, the Company renewed a $1,600,000 line of credit agreement with Home Federal Bank at a reduced amount of $1,250,000. The line of credit agreement is required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the line of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $1,250,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the line of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the line of credit is March 1, 2005. The line of credit is secured by a lien on the Company’s real and personal property. As of June 30, 2004, there was no outstanding balance on the line of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $1,250,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $25,000 for the guarantee fee during the six months ended June 30, 2004.

The Company receives incentives related to the production of ethanol as follows:

Incentives – Great Plains Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $5,833,272 and $3,531,128 has been earned for the USDA program years ended September 30, 2004 and 2003, respectively. Incentive revenue of $4,125,082 and $3,531,128 was recorded for the six months ended June 30, 2004 and 2003, respectively.

Great Plains Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $166,667 and $83,333 was recorded for the six months ended June 30, 2004 and 2003, respectively.

On March 14, 2004 we experienced a fire in our DDGS drying system.  Management estimates that approximately 25% of the drying system was damaged as a result of the fire.  As of June 30, 2004 we have recorded an insurance claim receivable estimate of $337,001, net of a $350,000 prepayment against damages claimed, for property and equipment loss.  As of June 30, 2004, the insurance claim for business interruption and

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

property and equipment damage has not been finalized.  Management is currently completing its evaluation of the total amount of loss to property and equipment, and lost revenues due to the fire, as well as total amounts recoverable from our insurance policies.  The incident did not have a material effect on the Company’s financial position or results of operations for the six months ending June 30, 2004, and we do not expect a material adverse affect on future financial position or results of operations.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn and other commodities, including ethanol and gasoline, and general economic conditions. The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance, or what future business conditions will be like. In particular:

•                  While we anticipate that the thermal oxidizer and other emissions control equipment and technology installed will eliminate any potentially dangerous emissions from the ethanol production process and allow us to comply with existing environmental regulations, we cannot guarantee that it will.

•                  We may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase our costs.

•                  Our operating income may be adversely affected by a decrease or shortfall in available government subsidies and incentive payments.

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

Overview

We were formed as a South Dakota limited liability company on December 20, 2000 in order to construct and operate an ethanol plant in Chancellor, South Dakota. Construction of the plant was completed in early March 2003, and the production of ethanol and an ethanol co-product, distiller’s dried grains with solubles (DDGS), began on March 20, 2003. Because we have been operating since March 20, 2003, we do not have comparable income, production and sales data for the six months ended June 30, 2003.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and DDGS and the costs related to production. The price of ethanol and DDGS is influenced by factors such as supply and demand, price of gasoline and substitute products, weather, government policies and programs, and various other factors. Although federal and state government incentive programs have been a significant source of our revenue and income since last year, the programs are becoming less significant because of the means by which the programs structure, fund, and condition the payments. In terms of the various costs in the production process, the two most significant are typically the cost of corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, crop conditions, and the risk management strategy implemented to protect against the price volatility of these commodities. During the second quarter of 2004, our cost of revenues was adversely affected by the cost of corn which impacted our financial performance and results of operations.

Results of Operations

The following table presents, for the periods indicated, the relative competition of selected income data:

	Quarter Ended June 30, 2004		Quarter Ended June 30 2003
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	17,979,959	86.2	11,118,027	64.0
DDGS	3,001,745	14.4	2,762,955	15.9
Incentive	(134,313)	(0.6)	3,484,479	20.0
Grant Revenue	0	0.0	19,267	0.1
Total	20,847,391	100.0	17,384,728	100.0

Cost of Revenue	22,494,492	107.9	14,378,753	82.7

General and Administrative Expense	431,902	2.1	770,129	4.4

Other Operating Income (Expense)	(270,672)	1.3	(380,115)	2.2

Net (Loss) Income	(2,349,675)	(11.3)	1,855,731	10.7

Revenue-Our revenue increased $3,462,663 or 19.9% to $20,847,391 for the three months ended June 30, 2004, from $17,384,728 for the three months ended June 30, 2003. The increase is due to higher average selling prices and higher volumes of products being sold.

Revenue from the sale of ethanol increased approximately 62% from the three months ended June 30, 2003 to the three months ended June 30, 2004.  The increase is due primarily to a 36% increase in ethanol prices and a 19% increase in volume sold from the second quarter 2003 to the second quarter 2004. These increases are due to the continuation of relatively strong demand for ethanol and higher price of unleaded gasoline, and an increase in ethanol production at our plant created by improved efficiencies following the start up of operations.

Revenue from the sale of DDGS increased approximately 9% from the three months ended June 30, 2003 to the three months ended June 30, 2004. The increase in DDGS revenue is due primarily to a 7.8% increase in volume produced and sold relative to our increase in ethanol production, and a 13.8% increase in the price of DDGS caused by higher prices of corn and soybean meal, which are substitute products of DDGS.

While the fire damage sustained to our drying system on March 14, 2004 did not adversely impact, comparatively, the three months ended June 30, 2004 from the three months ended June 30, 2003, the second quarter of 2003 was the first full quarter of operations at which time the plant was not operating consistently at full name-plate capacity in terms of producing ethanol and DDGS. We do, however, anticipate receiving less revenue from the sale of DDGS in the next three to four months due to a recent trend in lower corn and soybean meal prices, which are substitute products of DDGS, and a change that will be made to the production process of DDGS. In addition to producing and selling DDGS, we expect to produce and sell a product called wet distiller’s grains or “wet cake,” a product that will result in lower sales revenue because of a lower price per ton at sale and the nature at which it is sold.

In terms of incentive revenue, while state incentive revenues remained constant at $83,333 between the second quarters of 2003 and 2004, the incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased 106% to ($217,646) for the quarter ended June 30, 2004 from $3,401,146 for the second quarter of 2003.  The decrease was primarily due to how the program structures and conditions the payments. The payments are based in part on a plant’s increase in production from the previous year’s corresponding quarter. Between the second quarters of 2003 and 2004, we experienced a significantly smaller increase in production and, therefore, an insignificant amount of incentive revenue was earned from the program for the second quarter of 2004.

The decrease was also due in part to an adjustment after overestimating the amount of incentive revenue earned in the quarter ended March 31, 2004 against the amount we actually received for this quarter.  During the three months ended March 31, 2004, we estimated that 75% of the amount we were eligible for in terms of allocation under the program would actually be paid to us. However, for the three months ended March 31, 2004, the Bioenergy Program paid us only 63% of the amount we were eligible for as the total number of payments requested exceeded the available funding under the program. As a result, we were required to make an adjustment in estimated incentive revenue for the three months ended June 30, 2004 by recording a decrease of ($485,000) in incentive revenue.

Cost of Revenue-Cost of revenues increased 56% to $22,494,492 for the three months ended June 30, 2004 from $14,378,753 for the three months ended June 30, 2003. The increase in the cost of revenues occurred primarily because of a significant increase in the cost of corn.  The overall costs of corn increased 84% from the three months ended June 30, 2003 to the three months ended June 30, 2004.

The increase in the cost of corn is attributed to the impact of low world corn carryout prior to the 2004 growing season, projections about the quantity of corn to be harvested and demand for corn nationally and globally, weather, and the corn price risk management strategy in place during the second quarter of 2004 based on the use of futures, options and forward cash contracts. We believe the price of corn may continue to be subject to extreme volatility in the next three to four months because of possible inclement weather, projections about the quantity of corn to be harvested, actual quantity of corn harvested, or increases in demand for corn nationally or globally.  Yet, we do not expect a recurrence in the next three to four months of such a high cost of corn, similar to that experienced during the three months ended June 30, 2004.

In addition, on May 15, 2004, our Board of Managers approved and adopted a corn delivery opt-out program for the delivery of corn to the plant.  The Class A members supply approximately 25% of the plant’s corn requirements, the balance of which is purchased from other corn producers on the open market.  Under the opt-out program, a member may apply on an annual basis to be released from their corn delivery requirement if the member has historically not produced enough corn to meet the requirement, if the member does not produce enough corn to meet the requirements because the members’ corn is fed to livestock under their management or care, or if a member produces and stores the majority of the members’ corn more than 40 miles from the plant site. Applications must be submitted to management by November 1 of each year, with the exception of 2004 when members may opt out of their delivery obligation for the final trimester, beginning September 1, 2004, by applying no later than August 1, 2004. The member must pay an opt-out fee of $0.03 per bushel of corn that the member is required to deliver. We anticipate that approximately 20% to 25% of Class A membership bushels will be granted annual exemptions from the corn delivery requirement.  We do not anticipate, though, that our cost of revenues will be adversely affected by this program because of the opt-out fee to be paid and reduced freight costs associated with the exemptions, and the potential to purchase less expensive corn on the open market.

General and Administrative Expenses-General and administrative expenses decreased approximately 44% to $431,902 for the quarter ended June 30, 2004 from $770,129 for the second quarter of 2003.  For the second quarter of 2003, we had higher general and administrative expenses due to the start up of plant operations.

Interest Expense-Interest expense decreased 28% to $274,999 for the quarter ended June 30, 2004 from $383,127 for the second quarter of 2003.  The decrease was attributed primarily to a reduction in short-term and long-term debt obligations.

Net Income-Net income decreased 227% to a net loss of ($2,349,675) for the quarter ended June 30, 2004 from $1,855,731 for the second quarter of 2003.  This change was primarily caused by, as discussed above, an increase in cost of revenues resulting from an increase in corn costs and a decrease in incentive revenue.

We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from our operating activities.

Liquidity and Capital Resources

Cash Flow From Operations-The net cash provided by operating activities was $4,880,052 for the six months ended June 30, 2004.  Net cash provided by operating activities consists of net income of $5,523,952 and net non-cash expenses of $1,255,468, offset by increased working capital requirements of $1,899,368.  The change in working capital requirements in 2004 is primarily from an increase in receivables and a decrease in accounts payable. An increase in ethanol prices resulted in higher carrying values for our receivables. Payables decreased following payment for construction of the plant.

Cash Flow From Investing Activities-The net cash used for investing activities was $815,265 for the six months ended June 30, 2004.  The primary use of cash was to purchase replacement equipment for our DDGS dryer system caused by the fire on March 14, 2004.  We expect to recover the majority of these expenditures from our insurance policies that protect us in the event of such losses.

We anticipate spending approximately $250,000 in the next four to six months to construct and install a backup generator for the operation of the ethanol plant.

Cash Flow From Financing Activities-Net cash used for financing activities was $8,866,005 for the six months ended June 30, 2004, consisting of advances on short-term financing obligations of $3,800,000, offset by $8,924,005 of principal payments made on short-term financing and long-term debt and $3,742,000 in distributions paid to members.

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

The $26.5 million variable-rate note bears interest equal to LIBOR plus 2.64 % per annum. This note requires quarterly payments of interest and principal on the basis of a ten-year term. In addition, we are required to prepay AgCountry each quarter 25% of the free cash flow for such quarter, not to exceed $1.5 million in each fiscal year. The Credit Agreement defines free cash flow as net income before deductions for interest expense, income taxes, depreciation and amortization, excluding any Bioenergy Program payments received, less expenditures for interest expense, taxes paid during the relevant period, required interest and principal payments, and fixed and capital assets not financed by debt. There is no prepayment penalty if we prepay any amount outstanding under this note, provided the payment exceeds $100,000. As of June 30, 2004, the variable rate was 3.74% and the outstanding balance was $23,922,872. We made a free cash flow payment of approximately $902,000 on May 17, 2004, as this payment was required as a result of operations for the three months ended March, 31, 2004.  No free cash flow payment was required for the quarter ended June 30, 2004.

The $6.0 million variable-rate, revolving-credit note bears interest equal to LIBOR plus 3.14 % per annum, subject to 0.50% annual commitment fee assessed quarterly on any funds not borrowed. The revolving feature permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal balance and $6 million. This note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period.  In addition, we must pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when all remaining principal and interest will be due.  The annual pay down will permanently reduce the amount we may borrow under the revolving loan.  As of June 30, 2004, the variable rate was 4.24% and the outstanding balance was $2,900,000.

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

Under a Natural Gas Distribution Delivery Agreement with NorthWestern Energy Corporation, NorthWestern required that we use a minimum amount of natural gas annually to cover NorthWestern’s $1.6 million cost in constructing the pipeline to our plant.  To protect against a minimum amount of natural gas not being used, NorthWestern required that we provide an irrevocable letter of credit.  A letter of credit was obtained on May 28, 2003 from Home Federal Bank of Sioux Falls, South Dakota and provided to NorthWestern.  To satisfy the letter of credit requirement, we entered into a line of credit agreement with Home Federal Bank for up to $1.6 million. Under the terms of the line of credit, in the event that there is a draw down by NorthWestern on the letter of credit, an equal amount is drawn on the line of credit at which time it will be recognized as a liability. The line of credit is evidenced by a promissory note with a variable interest rate equal to the prime rate as published by the Wall Street Journal plus 2.0%.  In addition, nine individuals, including some of our board of managers, signed personal guarantees to satisfy the letter of credit and line of credit requirements.  In consideration of such guarantees, we agreed to pay each individual guarantor an annual fee of 2% of the amount of his guarantee until the expiration of the letter of credit unless renewed.  For the three months ended June 30, 2004, no payment was due or made to the guarantors.

On February 25, 2004, we renewed the letter of credit with NorthWestern, the line of credit with Home Federal and the agreements with all but two of the guarantors. Each of these agreements was renewed under the same terms as the original agreements except for a new maturity date and reduced amount.  The new maturity or expiration date for all the agreements is March 1, 2005 and the new amount subject to each agreement is $1.25 million. Northwestern has not drawn on the letter of credit as of June 30, 2004. Hence, there is no outstanding balance on the line of credit with Home Federal Bank as of June 30, 2004.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and other commercial commitments as of June 30, 2004:

		Payment Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt

$

26,822,872

$

2,320,551

$

4,915,109

$

5,302,781

$

14,284,431

Electricity Purchase Agreements	1,335,000	332,000	699,000	304,000	—
Natural Gas Purchase Agreements	3,055,800	352,600	705,200	705,200	1,292,800
Related-Party Agreements	4,149,397	592,771	1,185,542	1,185,542	1,185,542
Total Contractual Cash Obligations	$35,363,069	$3,597,922	$7,504,851	$7,497,523	$16,762,773

		Amount of Commitment Expiration Per Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Line of Credit (1)	$1,250,000	1,250,000	—	—	—
Total Commercial Commitments	$1,250,000	$1,250,000	—	—	—

(1) On February 25, 2004, Great Plains renewed a line of credit agreement with Home Federal Bank. Great Plains is required to draw on the line of credit if its natural gas distributor draws on a separate letter of credit entered into between the natural gas distributor and Home Federal Bank. The distributor may draw on the letter of credit if Great Plains does not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement entered into with the distributor. The maturity date on the line of credit is March 1, 2005. As of June 30, 2004, there was no outstanding balance on the line of credit. Great Plains will also not incur any outstanding balance on the line of credit unless the natural gas distributor makes a draw on the letter of credit.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On June 16, 2004, we were a party to a hearing before the South Dakota Board of Minerals and Environment in Pierre, South Dakota. The Board of Minerals and Environment is a nine person citizen board that serves a quasi-judicial and legislative role in matters involving South Dakota’s air quality laws.  The Board of Minerals and Environment is authorized to hear petitions regarding the application of South Dakota Department of Environment and Natural Resources’ (DENR) rules governing air quality. The hearing was initiated on December 29, 2003 when we, five other ethanol plants from South Dakota, and Broin Management, LLC, filed a petition with the Board of Minerals and Environment requesting that the Board of Minerals and Environment bar DENR from using and applying a new method for quantifying emissions from ethanol plants known as the Midwest Scaling Method or “multiplier.” The multiplier is currently the required testing methodology for quantifying emissions under our Title V Air Quality Operating Permit. The petition alleged that DENR’s intended use of the multiplier for quantifying emissions was inappropriate and unlawful because South Dakota and federal environmental regulations do not require or permit the use of the multiplier as a testing method.

The Board of Minerals and Environment ruled on June 16, 2004 that the multiplier is not contained in state and federal emissions test methods or regulations, but it did not amend our Title V Air Quality Permit to eliminate the multiplier. It is uncertain whether or not the DENR will continue to use the multiplier to quantify emissions from our plant. If the multiplier is used, we believe we can comply with our Title V Air Quality Operating Permit and state and federal environmental regulations.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 25, 2004, Great Plains Ethanol held its annual meeting of members in Lennox, South Dakota, at which time the following persons were re-elected to the board of managers: Dennis Schrag, Jeff Broin and Fred Thurman. Each of the nominees ran unopposed at the meeting. No new items of business were voted upon by the members. The nominees and voting results of the annual meeting for the election of the three open seats to the board of managers were as follows:

Board of Manager Nominees	Class of Capital Units Representative	Votes For	Term Expires
Dennis Schrag	A	212	2007
Jeff Broin	B	200	2007
Fred Thurman	C	1158	2007

Following the annual meeting and election, the Great Plains’ board of managers consists of the following persons and their term of office:

Current Board of Managers	Class of Capital Units Representative	Term Expires
Jeff Broin	B	2007
Darrin Ihnen	A	2006
Dennis Hardy	A	2006
John Ludens	C	2006
Dennis Schrag	A	2007
Steve Sinning	A	2005
Fred Thurman	C	2007
Dan Viet	A	2005
Larry Ward	C	2005

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.  See Exhibit Index.

(b)           Reports on Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: August 16, 2004
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