Form 10QSB
period 2004-09-30
GREAT PLAINS ETHANOL LLC
filed 2004-11-15
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of membership units of each class issued and outstanding as of November 2, 2004 was as follows: Class A: 1,513; Class B: 200; and Class C: 2,029.

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

Yes  ☒   No  ☐

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$133,066
Receivables
Ethanol - related party	5,412,417
Distillers grain	711,062
Incentives	584,109
Excise and sales tax refund	255,771
Insurance claim	1,035,501
Other	1,950
Inventory
Raw materials	254,460
Finished goods	1,938,215
Work in process	383,184
Parts inventory	560,584
Investment in commodities contracts	1,440,422
Prepaid expenses	339,608
Total current assets	13,050,349

PROPERTY AND EQUIPMENT
Land	270,210
Land improvements	3,556,518
Buildings	8,889,160
Equipment	35,288,625
48,004,513
Less accumulated depreciation	(3,778,834)
Net property and equipment	44,225,679

OTHER ASSETS
Financing costs, net of accumulated amortization of $63,691	311,269
Other	1,000
312,269

$57,588,297

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2004

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES

Accounts payable - trade	$2,330,266
Accounts payable to related party	108,256
Other accrued liabilities	580,561
Current portion of long-term debt	2,721,320

Total current liabilities	5,740,403

LONG-TERM DEBT	23,628,517

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—
Additional paid-in capital	7,000
Retained earnings	9,502,377

Total members’ equity	28,219,377

$57,588,297

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2003

REVENUES
Sales	$61,672,488	$22,295,973	$27,403,423	$13,493,190
Incentive revenue	5,064,296	772,547	5,705,229	2,090,768
Grant revenue	—	—	103,115	—
Total revenues	66,736,784	23,068,520	33,211,767	15,583,958

COST OF REVENUES	56,386,799	20,107,273	27,840,248	12,988,209

GROSS PROFIT	10,349,985	2,961,247	5,371,519	2,595,749

OPERATING EXPENSES
Startup costs	—	—	403,801	—
General and administrative	1,917,481	626,041	1,264,127	559,541
Total operating expenses	1,917,481	626,041	1,667,928	559,541

INCOME FROM OPERATIONS	8,432,504	2,335,206	3,703,591	2,036,208

OTHER INCOME AND (EXPENSES)
Interest income	8,726	824	4,871	1
Interest expense	(879,748)	(291,760)	(824,695)	(399,811)
Other	328,358	321,618	2,597	150
Total other income and expenses	(542,664)	30,682	(817,227)	(399,660)

NET INCOME	$7,889,840	$2,365,888	$2,886,364	$1,636,548

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$2,108	$632	$771	$437

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

OPERATING ACTIVITIES
Net income	$7,889,840	$2,886,364
Changes to net income not affecting cash
Depreciation	1,876,246	1,252,880
Amortization	29,403	19,907
Gain on equipment disposals	(324,652)	—
(Increase) decrease in current assets
Receivables	(1,238,324)	(6,439,123)
Receivable-insurance claim	(391,913)	—
Inventory	(316,852)	(3,756,189)
Investments in commodities contracts	(546,523)	(645,415)
Prepaid expenses	(282,489)	(91,379)
Increase (decrease) in current liabilities
Accounts payable - trade	(1,312,295)	2,195,101
Accounts payable to related party	(761,172)	69,627
Accrued interest	—	62,561
Accrued liabilities	455,091	234,736

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	5,076,360	(4,210,930)

INVESTING ACTIVITIES
Insurance proceeds on property damaged by fire	350,000	—
Purchase of property and equipment	(1,455,042)	(13,086,870)
Excise and sales taxes refunded on construction contract	28,295	66,425

NET CASH USED FOR INVESTING ACTIVITIES	(1,076,747)	(13,020,445)

FINANCING ACTIVITIES
Advances on notes payable	6,700,000	17,440,625
Advances on notes payable - related party	—	1,000,000
Principal payments on notes payable	(12,297,039)	(908,750)
Distributions paid to members, $1,000 per unit	(3,742,000)	—
Financing costs paid	(7,500)	(16,233)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(9,346,539)	17,515,642

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,346,926)	284,267

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,479,992	151,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,066	$435,868

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED) — page 2

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of interest capitalized	$879,748	$762,134

Interest capitalized	$—	$69,892

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts receivable incurred for insurance on property and equipment.	$658,338	—

Accounts payable incurred for construction costs	$—	256,052

Financing costs amortized and reclassified to capitalized interest	$—	4,786

Property and equipment purchases		14,243,741
Tax increment finance district proceeds and other support	—	(1,156,871)

Property and equipment purchases, net	$—	$13,086,870

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the remaining year ending December 31, 2004.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2003.

Certain amounts on the 2003 financial statements have been reclassified to conform to the current year classification. Such reclassifications had no effect on previously reported net income.

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

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

NOTE 3 -  TAX INCREMENT FINANCING

During the period ended September 30, 2003, the Company received $1,106,871 from the proceeds of tax increment financing bonds issued by Turner County, South Dakota. Under South Dakota law, proceeds from tax increment financing are not a liability of the entity (Great Plains Ethanol, LLC), but are an obligation of the taxing district issuing the bonds. The grant was provided to fund infrastructure improvements to real property owned by the Company and will be repaid by Turner County from the incremental increase in property taxes related to the improvement of the Company’s real property. The proceeds of the financing have been recorded as a reduction of the cost basis of the applicable property and equipment.

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

The balance of the notes payable as of September 30, 2004 is as follows:

Notes payable to AgCountry Farm Credit Services
Term Note	$23,349,837
Revolving Term Note	3,000,000
26,349,837

Less current portion	2,721,320
$23,628,517

The Company had $3,000,000 available to borrow on the revolving term note as of September 30, 2004.

Minimum principal payments for the next five years are estimated as follows:

Year Ending September 30,	Amount

2005	$2,721,320
2006	2,367,740
2007	2,475,502
2008	2,586,200
2009	2,705,872

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

Minimum principal payments for the twelve months ending September 30, 2005 include $465,650 related to the calculation of an additional principal payment based on free cash flow.

NOTE 5 -  LINE OF CREDIT

On September 1, 2004 the Company obtained an additional $3,000,000 revolving line of credit from AgCountry Farm Credit Services, FLCA. The line of credit is limited to 75% of inventory, hedge accounts and accounts receivables less than 90 days old, calculated on a quarterly basis. The line of credit carries an interest rate equal to LIBOR plus 3.50%, adjusted on a monthly basis, plus a .50% unused commitment fee. Interest and unused commitment fees are payable quarterly beginning on October 1, 2004. The revolving line of credit has a final maturity date of September 1, 2005. As of September 30, 2004 there were no borrowings on the revolving line of credit. The Company had $3,000,000 available to borrow on the revolving line of credit as of September 30, 2004.

NOTE 6 -  GRANT AGREEMENT

The Company was awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $401,000. The Grant was used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. Prior to 2003, the Company had received $337,123 under the Grant agreement. For the nine months ended September 30, 2003, the Company received $83,848, for a total grant amount of $401,704.

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

Agreements with the Managing Member and certain of its affiliates include:

Management Services – Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member provides day-to-day management of the ethanol plant. The Company pays a management fee of $250,000 annually (the base fee), plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation, and commences no sooner than nine months prior to the operation of the ethanol plant. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement. Fees relating to the management services and bonus arrangement were $598,080 and $361,129 for the nine months ended September 30, 2004 and 2003, respectively.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

Marketing Agreements – The Company entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and DDGS. Fees of $.0065 per gallon are payable for administration services and ethanol marketing. Fees of 3% of gross sales, with a minimum annual fee of $200,000, are payable for marketing DDGS. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements. Fees relating to the marketing agreements were $507,103 and $285,198 for the nine months ended September 30, 2004 and 2003, respectively.

Corn Price Risk Management Agreement – The Company has entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is $50,000 annually. The agreement has a term of 1 year and commences upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration. Fees relating to this agreement were $39,000 and $34,667 for the nine months ended September 30, 2004 and 2003, respectively.

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

Year Ending September 30,	Amount

2005	$352,600
2006	352,600
2007	352,600
2008	352,600
2009	352,600
2010-2013	1,204,700

Total	2,967,700
Less amount representing interest	476,400

Total at present value	$2,491,300

Electricity – The agreements provide the Company with electric service for a term of 5 years. The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

Year Ending September 30,	Amount

2005	$335,000
2006	346,000
2007	357,000
2008	214,000
2009	—

$1,252,000

Line of Credit – During the nine months ended September 30, 2004, the Company renewed a $1,600,000 line of credit agreement with Home Federal Bank at a reduced amount of $1,250,000. The line of credit agreement is required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the line of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $1,250,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the line of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the line of credit is March 1, 2005. The line of credit is secured by a lien on the Company’s real and personal property. As of September 30, 2004, there was no outstanding balance on the line of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $1,250,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $25,000 for the guarantee fee during the nine months ended September 30, 2004.

The Company receives incentives related to the production of ethanol as follows:

Incentives – Great Plains Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $5,833,272 and $5,371,895 has been earned for the USDA program years ended September 30, 2004 and 2003, respectively. Incentive revenue of $4,647,628 and $5,371,895 was recorded for the nine months ended September 30, 2004 and 2003, respectively.

Great Plains Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $416,667 and $333,334 was recorded for the nine months ended September 30, 2004 and 2003, respectively.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

On March 14, 2004 the Company experienced a fire in the DDGS drying system. Management estimates that approximately 25% of the drying system was damaged as a result of the fire. As of September 30, 2004 the Company has finalized the loss claim with the insurance carrier and have recorded an insurance claim receivable of $1,035,501, net of a $350,000 prepayment against damages claimed and a $100,000 deductible, for business interruption and property and equipment loss. The finalization of the claim resulted in operating revenue of $333,580 from business interruption insurance and a gain on asset disposals of $324,652 from property and equipment insurance.

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

•	Our operating income may be adversely affected by a decrease or shortfall in available government subsidies and incentive payments.

•	Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.

•	The ethanol industry and our business are sensitive to corn prices. When corn prices increase, our operating results may suffer.

•	The ethanol industry and our business are subject to natural gas prices. When natural gas prices increase, our operating results may suffer.

•	Our cost of revenues could be adversely affected by the risk management strategy used to protect against the price fluctuation of corn and natural gas.

•

The ethanol industry is an intensely competitive industry with an increasing number of ethanol plants coming into production. As more plants come into production, the price of ethanol and corn could be adversely affected and, accordingly, so could our operating results.

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

Overview

We operate an ethanol plant in Chancellor, South Dakota where we produce ethanol and an ethanol co-product, distiller’s dried grains with solubles (DDGS). Since our operations began on March 20, 2003, we do not have comparable income, production and sales data for the nine months ended September 30, 2003.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and DDGS and the costs related to production. The price of ethanol and

DDGS is influenced by factors such as supply and demand, price of gasoline, price of substitute products such as corn and soybean meal, weather, government policies and programs, and various other factors. Although federal and state government incentive programs have been a significant source of our revenue and income since last year, the programs are becoming less significant because of the means by which the programs structure, fund, and condition the payments. In terms of the various costs in the production process, the two most significant are the cost of corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, crop conditions, and the risk management or hedging strategy used to protect against the price volatility of these commodities.

During the third quarter of 2004, net income increased from the third quarter of 2003. This increase was largely due to an increase in revenues from the sale of ethanol and DDGS. Revenue from the sale of ethanol and DDGS increased because of higher prices received at sale and additional volume being sold, all of which offset the contemporaneous increase in cost of revenues caused primarily by an increase in corn costs.

Results of Operations

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30, 2004		Quarter Ended September 30, 2003
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	18,159,264	78.8	10,141,650	65.1
DDGS	4,136,709	17.9	3,351,540	21.5
Incentive	772,547	3.3	2,090,768	13.4
Total	23,068,520	100.0	15,583,958	100.0

Cost of Revenue	20,107,273	87.2	12,988,209	83.3

General and Administrative Expense	626,041	2.7	559,541	3.6

Other Operating Income (Expense)	30,682	(.1)	(399,660)	2.6

Net (Loss) Income	2,365,888	10.2	1,636,548	10.5

Revenue-Our revenue increased $7,484,562 or 48% to $23,068,520 for the three months ended September 30, 2004, from $15,583,958 for the three months ended

September 30, 2003. The increase is due to the receipt of higher average selling prices and volume of products being sold.

Revenue from the sale of ethanol increased approximately 79% from the three months ended September 30, 2003 to the three months ended September 30, 2004.  The increase is due primarily to a 36% increase in ethanol prices and a 32% increase in volume sold from the third quarter 2003 to the third quarter 2004.  The price and volume increases are due to a continuation of strong demand for ethanol and higher prices of unleaded gasoline, as well as an increase in ethanol production at our plant created by improved efficiencies following the start up of operations.

Revenue from the sale of DDGS increased approximately 23% from the three months ended September 30, 2003 to the three months ended September 30, 2004. While the volume of DDGS sales remained relatively unchanged for the comparative quarters, the increase in DDGS revenue is due primarily to an increase in the price of DDGS, caused by higher prices of corn and soybean meal, and a change in product mix sold.  We do not expect the level of such price increase to continue for the remainder of the 2004 fiscal year due to the current trend of slowly eroding prices in the corn and soybean meal markets.  We also expect to begin producing and selling, in addition to our current DDGS production and sales, a product called modified wet distiller’s grains.  Production and sale of this product will result in lower sales revenue because of a lower price per ton at sale and the nature at which it is sold.

Incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased 72% to $522,546 for the quarter ended September 30, 2004 from $1,840,767 for the third quarter of 2003.  The decrease was primarily due to how the program structures and conditions the payments. The payments are based in part on a plant’s increase in production from the previous year’s corresponding quarter. Between the third quarters of 2003 and 2004, we experienced a significantly smaller increase in production; therefore, a significantly lower amount of incentive revenue was earned from the program for the third quarter of 2004.

 We do not anticipate receiving any significant increase in payments from the Bioenergy Program during the 2005 program year.  It is anticipated that Congress will reduce funding for this program for the 2005 program year.  It is also unlikely that we will have a significant increase in production in the 2005 program year compared to the 2004 program year to justify an increase in payments from the current levels.

Incentive revenue from the state of South Dakota for the third quarter in 2004 and 2003 remained the same at $250,000.  We anticipate, however, that payments under this program are not likely to continue through the entire 2005 program year (through June 30, 2005) as available funding is expected to be depleted in full before the end of the program year.

We expect that the passage of the American Jumpstart Our Business Strength Act (JOBS) on October 22, 2004 will have a positive effect on the ethanol industry at least through 2010.  Before the passage of this legislation, ethanol plants were able to sell ethanol at prices competitive with less expensive additives and gasoline through an excise tax exemption.  Blenders of ethanol were able to claim an exemption of $0.052 per gallon from the excise tax of $0.184 per gallon for a 10% ethanol blend. Smaller exemption amounts were available for lower percentage ethanol blends.  The incentive was expected to expire in 2007 until this legislation extended the incentive to 2010.  The legislation also changed the exemption to a $0.051 tax credit, basing the credit not on an ethanol blend percentage but on the volume of ethanol used by the blender.  We expect that the credit will continue to encourage use of ethanol in the blending process and even more than before this legislation, all of which should contribute to a higher use and demand for ethanol.

Cost of Revenue-Cost of revenues increased 58% to $20,107,273 for the three months ended September 30, 2004 from $12,988,209 for the three months ended September 30, 2003.  The increase in the cost of revenues occurred primarily because of the 32% increase in production volume, as discussed above, along with a 44% increase in the overall cost of corn.  The increase in the overall cost of corn is primarily caused by an approximately 12% increase in the market price of corn per bushel from the three months ended September 30, 2003 to the three months ended September 30, 2004.  This increase is due to the impact of low world carryout prior to the 2004 growing season, downcast projections for the quantity of corn to be harvested, increased demand for corn nationally and globally, and inclement weather.

In addition, corn costs increased because of the risk management strategy used during 2004, as losses on hedging and forward contracts contributed to approximately 24% of total corn costs for the quarter ended September 30, 2004.  Losses from hedging and forward contracts increased from $151,620 for the three months ended September 30, 2003 to $3,229,242 for the three months ended September 30, 2004.  These losses were principally caused by the impact of significant price volatility of corn on such contracts during the three months ended September 30, 2004.

While we believe that the price of corn may be subject to some volatility in the coming months, current industry forecasts predict a record corn crop.  A record corn crop should decrease the price of corn and bring some overall price stability in the next few months, all of which should reduce corn costs.  Reduced corn costs may be partially offset, however, by the potential for an increase in natural gas prices in the ensuing winter months.

General and Administrative Expenses-General and administrative expenses increased approximately 12% to $626,041 for the quarter ended September 30, 2004 from $559,541 for the third quarter of 2003.  This increase is due primarily to higher management fees and payroll costs.

Interest Expense-Interest expense decreased 27% to $291,760 for the quarter ended September 30, 2004 from $399,811 for the third quarter of 2003.  The decrease is attributed primarily to a reduction in short-term and long-term debt obligations.

Other Income-We recorded $321,618 of other income for the three months ended September 30, 2004, most of which was due to a gain realized from a reimbursement by our insurance carrier for property damage sustained in a fire to our DDGS drying system on March 14, 2004.  The gain represents the difference between the value of certain equipment at the time of the fire and the reimbursement amount to replace such equipment.

Net Income-Net income increased 45% to $2,365,888 for the quarter ended September 30, 2004 from $1,636,548 for the third quarter of 2003.  This change is primarily caused by, as discussed above, an increase in sales volume and revenue associated with higher production levels and general price increases for ethanol and DDGS.

We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from our operating activities and variable-rate, revolving line of credit.

Liquidity and Capital Resources

Cash Flow From Operations-The net cash provided by operating activities was $5,033,575 for the nine months ended September 30, 2004.  Net cash provided by operating activities consists of net income of $7,889,840 and net non-cash expenses of $1,580,997, offset by increased working capital requirements of $4,437,262.  The change in working capital requirements in 2004 is primarily from an increase in receivables and a decrease in accounts payable.  An increase in ethanol prices resulted in higher carrying values for our receivables.  Receivables also include the amount attributable to the  finalization of a claim made to our insurance carrier for losses resulting from a fire to our DDGS dryer system on March 14, 2004.

Cash Flow From Investing Activities-The net cash used for investing activities was $1,076,747 for the nine months ended September 30, 2004.  The primary use of cash was to purchase replacement equipment for our DDGS dryer system as a result of the fire in March, 2004.

As of October 18, 2004, we received from our insurance carrier, a final payment of $1,035,501 in connection with a claim made to cover the property and business interruption losses resulting from the fire in March, 2004

We anticipate spending approximately $615,000 within the next three to six months for an additional centrifuge and backup generator for the operation of the ethanol plant.

Cash Flow From Financing Activities-Net cash used for financing activities was $9,346,539 for the nine months ended September 30, 2004, consisting of advances on short-term financing obligations of $6,700,000, offset by $12,297,039 of principal payments made on short-term financing and long-term debt, $3,742,000 in distributions paid to members, and $7,500 in financing costs paid for a new revolving line of credit discussed below.

AgCountry Farm Credit Services is our primary lender.  As of September 30, 2004, we have three notes with AgCountry Farm Credit Services pursuant to a Credit Agreement dated June 19, 2002 and amendment thereof dated September 1, 2004: a $26.5 million variable-rate note, a $6.0 million variable-rate, revolving credit note, and a $3.0 million variable-rate, revolving, line of credit note.  We obtained the $3.0 million variable rate, revolving line of credit note on September 1, 2004 through an amendment to the Credit Agreement.

The $26.5 million variable-rate note bears interest equal to LIBOR plus 2.64 % per annum.  This note requires quarterly payments of interest and principal on the basis of a ten-year term.  In addition, we are required to prepay AgCountry each quarter 25% of the free cash flow for such quarter, not to exceed $1.5 million in each fiscal year.  The Credit Agreement defines free cash flow as net income before deductions for interest expense, income taxes, depreciation and amortization, excluding any Bioenergy Program payments received, less expenditures for interest expense, taxes paid during the relevant period, required interest and principal payments, and fixed and capital assets not financed by debt.  There is no prepayment penalty if we prepay any amount outstanding under this note, provided the payment exceeds $100,000. As of September 30, 2004, the variable rate was 4.20% and the outstanding balance was $23,349,838. We also have a free cash flow payment due of approximately $457,000, which is expected to be paid on or around November 15, 2004.  The total free cash flow payments for the nine months ended September 30, 2004 are approximately $1,359,000.

The $6.0 million variable-rate, revolving-credit note bears interest equal to LIBOR plus 3.14 % per annum, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  The revolving feature permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the outstanding principal balance and $6 million.  This note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period.  In addition, we must pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when all remaining principal and interest will be due.  The annual pay down will permanently reduce the amount we may borrow under the revolving loan.  As of September 30, 2004, the variable rate was 4.70% and the principal balance outstanding was $3,000,000.

The primary purpose of the $3.0 million variable rate, revolving line of credit note is for working capital.  The line of credit bears interest equal to LIBOR plus 3.50% per month, and requires quarterly payments of interest based on the unpaid balance.  There is a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  The revolving feature permits us to borrow until maturity on September 1, 2005, the difference between the unpaid principal balance and the maximum amount allowable under the line.  Repayment is without penalty, at which time we can reborrow the maximum amount allowable under the line.  As of September 30, 2004, the variable rate was 5.06% and the unpaid principal balance was $0.

The notes and loans contain minimum debt service coverage ratios, minimum working capital, minimum tangible net worth, capital spending limitations, and other standard negative and affirmative covenants which, if not complied with, could lead to a default under the loan agreements.  We currently comply with all covenants and restrictions under the loans.

Under a Natural Gas Distribution Delivery Agreement with NorthWestern Energy Corporation, NorthWestern required that we use a minimum amount of natural gas annually to cover NorthWestern’s $1.6 million cost in constructing the pipeline to our plant.  To protect against a minimum amount of natural gas not being used, NorthWestern required that we provide an irrevocable letter of credit.  A letter of credit was obtained on May 28, 2003 from Home Federal Bank of Sioux Falls, South Dakota and provided to NorthWestern.  To satisfy the letter of credit requirement, we entered into a line of credit agreement with Home Federal Bank for up to $1.6 million.  Under the terms of the line of credit, in the event that there is a draw down by NorthWestern on the letter of credit, an equal amount is drawn on the line of credit at which time it will be recognized as a liability.  The line of credit is evidenced by a promissory note with a variable interest rate equal to the prime rate as published by the Wall Street Journal plus 2.0%.  In addition, nine individuals, including some of our board of managers, signed personal guarantees to satisfy the letter of credit and line of credit requirements.  In consideration of such guarantees, we agreed to pay each individual guarantor an annual fee of 2% of the amount of his guarantee until the expiration of the letter of credit.  For the three months ended September 30, 2004, no payment was due or made to the guarantors.

On February 25, 2004, we renewed the letter of credit with NorthWestern, the line of credit with Home Federal and the agreements with all but two of the guarantors.  Each of these agreements was renewed under the same terms as the original agreements except for a new maturity date and reduced amount.  The new maturity or expiration date for all the agreements is March 1, 2005 and the new amount subject to each agreement is $1.25 million.  Northwestern has not drawn on the letter of credit and, therefore, there is no balance outstanding on the line of credit with Home Federal Bank as of September 30, 2004.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and other commercial commitments as of September 30, 2004:

		Payment Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$26,349,837	$2,721,320	$4,843,242	$5,292,072	$13,493,203
Electricity Purchase Agreements	1,252,000	335,000	703,000	214,000	0
Natural Gas Purchase Agreements	2,967,700	352,600	705,200	705,200	1,204,700
Related-Party Agreements	4,149,397	592,771	1,185,542	1,185,542	1,185,542
Total Contractual Cash Obligations	$34,718,934	$4,001,691	$7,436,984	$7,396,814	$15,883,445

		Amount of Commitment Expiration Per Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Line of Credit (1)	$1,250,000	1,250,000	—	—	—
Total Commercial Commitments	$1,250,000	1,250,000	—	—	—

(1) On February 25, 2004, Great Plains renewed a line of credit agreement with Home Federal Bank. Great Plains is required to draw on the line of credit if its natural gas distributor draws on a separate letter of credit entered into between the natural gas distributor and Home Federal Bank. The distributor may draw on the letter of credit if Great Plains does not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement entered into with the distributor. The maturity date on the line of credit is March 1, 2005. As of September 30, 2004, there was no outstanding balance on the line of credit. Great Plains will also not incur any outstanding balance on the line of credit unless the natural gas distributor makes a draw on the letter of credit.

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

Dated: November 15, 2004
	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Third Amended and Restated Operating Agreement dated July 22, 2003 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
10.1	Amended Credit Agreement and Promissory Note dated September 1, 2004
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)  Incorporated by reference from Appendix A to issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001 (File No. 333-56368).

(2)  Incorporated by referenced from Exhibit 3.1 to the issuer’s Form 10-QSB filed with the Commission on November 14, 2003 (File No. 333-56368).

(3)  I ncorporated by reference from Exhibit 4.1 to the issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368).

(4)  Incorporated by reference from Exhibit 4.2 to the issuer’s Form SB-2 filed with the Commission on February 28, 2001(File No. 333-56368).

(5)  Incorporated by reference from Exhibit 4.3 to the issuer’s Form SB-2 filed with the Commission on February 28, 2001(File No. 333-56368).