Form 10KSB
period 2004-12-31
GREAT PLAINS ETHANOL LLC
filed 2005-03-31
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 – KSB.   ☒

State issuer’s revenues for its most recent fiscal year: $88,920,352.

State the aggregate market value of the registrant’s Class A and Class C capital units held by non-affiliates of the registrant was approximately $27,581,529, computed using the last sales price of $7,500 per Class A unit and $8,001 per Class C unit, of the registrants capital units, as of June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2005, there were 1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

Transitional Small Business Disclosure Format:                  ☐  Yes                    ☒  No

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-KSB - Portions of the Proxy Statement for 2005 Annual Meeting of Members.

PART I

Item 1.  Description of Business.

Overview

Great Plains Ethanol, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and operates an ethanol plant near Chancellor, South Dakota. Our plant commenced production of ethanol and distillers grains on March 20, 2003 and began operating at name-plate capacity in April, 2003.

Our business is the production and sale of ethanol and distillers grains from the processing of corn. Corn is supplied to us by our Class A members who are primarily local agricultural producers and from purchases of corn on the open market. Ethanol is sold exclusively to a company that markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains are exclusively marketed and sold through a company to livestock producers located locally, nationally, and internationally, as a high-energy livestock feed supplement.

We plan to maintain a competitive position in the marketplace by producing high quality ethanol and distillers grains and operating an efficient facility at the lowest possible costs. To accomplish this end, we will continue to work with Broin Management, LLC and other Broin-related entities, in searching for new production methods and technologies and improving plant operations.

Ethanol

The principal product produced at the ethanol plant is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other types of grains. Ethanol is used for three primary purposes: 1) an oxygenated fuel additive; ii) an octane enhancer in fuels; and iii) a non-petroleum based gas substitute. In its primary form, ethanol is mostly used for blending with unleaded gasoline and other fuel products. Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions. When blended with gasoline, ethanol acts as an oxygenate by increasing the percentage of oxygen in gasoline.  As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere.

An ethanol plant is essentially a fermentation plant.  The ground corn, which contains starch, is mixed with water to form a mash.  The mash is heated and enzymes added to convert the starch into fermentable sugars.  Fermentation occurs when yeast is added to convert the sugars into alcohol and carbon dioxide.  The carbon dioxide may be captured and sold, if nearby markets exist, or released into the atmosphere.  Fermentation produces a mixture called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is then boiled in a distillation column to separate the water, resulting in ethyl alcohol that is 90 to 95% pure.  The mixture then goes through a dehydration process, which increases the alcohol content to 99% or greater. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Ethanol Marketing and Distribution

We market the ethanol produced at the plant through Ethanol Products, LLC, a Broin affiliate.  Ethanol Products, LLC, under a marketing agreement with us, purchases and markets all of the ethanol produced at the plant. Ethanol Products is responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold.  The price we receive from the sale of ethanol is based upon the price that Ethanol Products receives from the sale of ethanol to its customers, minus a fee.  Ethanol Products’ principal customers are major, multi-national oil companies with blending and refinery facilities located throughout the continental United States. Ethanol Products sells ethanol to these customers through short-term supply contracts, after which the ethanol is shipped by Ethanol Products to these customers’ terminals located in the Midwest, Pacific Northwest, South, Southwest, and East. The ethanol is shipped using rail cars operated by Ethanol Products or trucks supplied by companies with which Ethanol Products contracts. The plant is served by rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate the transportation of approximately 90% of the ethanol produced at the plant. It is also served by multiple South Dakota state highways and Interstate Highways 29 and 90, which provide transportation links in all directions.

The marketing agreement between Ethanol Products and us is in effect until October 2013 and automatically renews for three-year terms unless terminated by either party with three months advance notice prior to the end of the term. In the event that our relationship with Ethanol Products is interrupted for any reason, we believe that another entity to market the ethanol could be located.  Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains.  Distillers grains are a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries. It is a popular animal feed supplement, with millions of tons produced in North America annually.  Most distillers grains are sold for use in animal feeds within the United States, and a small percentage is exported primarily to Canada, Europe and Mexico.  The vast majority of it is fed to ruminant animals in the dairy and beef sector.  New technologies, which have allowed for the production of a more consistent, quality product, have helped create a market for distillers grains in the swine and poultry industries as well.

Dry mill ethanol processing generally produces three forms of distillers grains, all of which differ on moisture content and shelf life: distillers dried grains with solubles or DDGS; distillers wet grains or “wet cake”; and modified distillers grains.  Distillers wet grains are processed corn mash that does not go through a drying process and contains approximately 70% moisture content. Distillers wet grains have a short shelf life of approximately three days and can be sold to livestock producers within the immediate vicinity of the plant.  Modified distillers grains are distillers wet grains that have been dried to approximately 45% moisture content.  Modified distillers grains have a slightly longer shelf life and are often sold to nearby livestock producers. DDGS is distillers wet grains dried to an 8% to 10% moisture content. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to the plant.

Distillers Grains Marketing and Distribution

We contract with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, a Broin affiliate, to market exclusively all of the distillers grains produced at the plant. There are four types of distillers grains produced by us and marketed by Dakota Gold Marketing: Dakota Gold™, DDGS, modified distillers wet grains and distillers wet grains. Dakota Gold™ is DDGS with an added certification from Dakota Gold Marketing indicating that the DDGS meets certain processing and production standards. The sale of Dakota Gold™ makes up the majority of our sales of distillers grains. The production and sale of distillers modified wet grains and distillers wet grains varies depending upon the general operations of the plant and actual market conditions for each product.

Dakota Gold Marketing markets Dakota Gold™, DDGS, modified distillers wet grains and distillers wet grains to local, regional and national markets. We ship distillers grains to national markets, primarily in the west and southwest United States, as well as to local and regional markets.  Shipments of Dakota Gold™ and DDGS are primarily done by rail, whereas shipments of modified distillers wet grains and distillers wet grains are done by truck. We contract with Dakota Gold Marketing for the use of railcars in the transporting of Dakota Gold™ and DDGS, paying Dakota Gold Marketing a flat fee per railcar in connection with each shipment.  Although we rely on Dakota Gold Marketing to market 100% of our distillers grains, Dakota Gold Marketing is not dependent upon one or a limited number of major customers.

Our marketing contract with Dakota Gold Marketing is in effect until October 2013. It automatically renews for three-year periods, unless discontinued by either party upon at least three months written notice prior to the end of the then current term. We pay Dakota Gold Marketing a marketing fee based on gross monthly sales of distillers grains.  Dakota Gold Marketing is responsible for invoicing all loads, receiving payments from customers and paying freight when necessary.  All accounts receivable losses arising from the sales of distillers grains are our sole responsibility.

Dependence upon a Single or Few Customers

We, as discussed above, are substantially dependent upon Ethanol Products for the purchase, marketing and distribution of ethanol. Ethanol Products purchases 100% of the ethanol produced at the plant, all of which is marketed and distributed to its customers. Similarly, except for the purchasing aspect, we are dependent upon Dakota Gold Marketing for the marketing and distribution of 100% of our distillers grains.

Competition

We are in direct competition with numerous other ethanol and distillers grains producers, many of which have significantly greater resources than we have available.  We strongly expect that additional ethanol and distillers grains producers will enter the market if the demand for ethanol continues to increase. We compete with other ethanol and distillers grains producers on the basis of price and, to a lesser extent, delivery service.  We believe that we will continue to compete favorably with other ethanol and distillers grains producers because of advanced technology and research in the areas of production process and product development, all of which is provided by Broin and Associates and its affiliates.

The ethanol industry has grown to over 85 production facilities in the United States.  It is estimated that these facilities could produce over 3.7 billion gallons of ethanol per year.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Cargill, New Energy Corp., MGP Ingredients, Inc., VeraSun Energy Corporation and Aventine Renewable Energy, Inc., all of which are capable of producing more ethanol than we expect to produce.  In addition, there are numerous ethanol plants of a similar size to our plant located in the Midwest region. At least 16 new ethanol plants with a combined annual production capacity of over 700 million gallons are currently under construction and additional plans to expand existing plants have been announced, which would increase the ethanol production capacity of competitors.  In South Dakota, excluding our plant, there are currently ten plants in full production with a total annual production capacity of approximately 377 million gallons of ethanol.

The following table identifies most of the producers in the United States along with their production capacities.

U.S. Ethanol Production Capacity
(million gallons per year (mmgy)

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		15	15
ACE Ethanol, LLC	Stanley, WI	Corn	30
Adkins Energy, LLC*	Lena, IL	Corn	40
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Amaizing Energy, LLC*^	Denison, IA	Corn		40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	40
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40

Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol, Inc.*^	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Iowa Renewable Energy, LLC*^	Goldfield, IA	Corn		50
Central MN Ethanol Coop*	Little Falls, MN	Corn	20.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	23
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
East Kansas Agri-Energy, LLC*^	Garnett, KS	Corn		35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC^	Granite Falls, MN	Corn		45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	45
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	24
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	55
Illinois River Energy, LLC^	Rochelle, IL	Corn		50
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	40
Lincolnway Energy, LLC*^	Nevada, IA	Corn		50

Liquid Resources of Ohio^	Medina, OH	Waste Beverage		4
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	49
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	50
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS

Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	50	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	15
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	102
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC^	Lake Crystal, MN	Corn		50
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP^	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels^	Goshen, CA	Corn		25
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	22
Sioux River Ethanol, LLC	Hudson, SD	Corn	55
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67

Trenton Agri Products, LLC	Trenton, NE	Corn	30
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
United WI Grain Producers, LLC*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	102
VeraSun Fort Dodge, LLC^	Ft. Dodge, IA	Corn		110
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	50

Western Plains Energy, LLC*	Campus, KS	Corn	30
Western Wisconsin Renewable Energy, LLC*^	Boyceville, WI	Corn		40
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3738.7
Total Under Construction/Expansions				689.0
Total Capacity			4427.7

* farmer-owned
^ under construction
Renewable Fuels Association
Last Updated: February 2005

As the demand for ethanol increases, we may also have to compete with international ethanol producers, which may be able to produce and sell ethanol at a lower price than us. Currently, the Carribean Basin Initiative allows for ethanol produced in participating Carribean Basin countries to be imported into the United States duty free. Large ethanol producers, such as Cargill, have recently expressed an interest in building plants in these countries. While the Carribean Basin Initiative caps the amount of duty free ethanol imported into the United States at 7% of the total United States’ production from the previous year, as total production in the United States grows, the amount of ethanol produced from the Carribean area and sold in the United States will also grow, which could impact our ability to sell ethanol and the price at which it is sold.

Like many ethanol producers, we compete with producers of MTBE.  MTBE is another oxygenate commonly used in fuels for compliance with the Federal Clean Air Act mandates and is ethanol’s major competitor in the oxygenate market. Many major oil companies produce MTBE and, because it is petroleum-based, its use is strongly supported by these companies. These companies have significantly greater resources than we do with which to market MTBE, influence legislation, and influence public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so. While MTBE still remains a competitor, it has been the subject of increasingly serious environmental concerns, which has resulted in several states enacting laws prohibiting the use of MTBE as an oxygenate in fuels. As more states continue to ban the use of MTBE, MTBE may become less competitive with ethanol.

Alternative fuels, gasoline oxygenates, and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we.  New products or methods of ethanol production developed by larger, better financed competitors could provide them with competitive advantages over us and harm our business.

Sources and Availability of Raw Materials

Corn. The major raw material required for the production of ethanol and distillers grains is corn.  To operate at name-plate capacity of 40 million gallons, our plant requires approximately 14 million bushels of corn annually.  Unless a corn delivery exemption has been granted, our Class A members are required to deliver corn to the plant on a trimester basis and receive payment for their corn based on an average of market prices at predetermined elevators plus a freight allowance.  Our Class A members currently supply approximately 20% of the corn to our plant under a corn delivery obligation, the balance of which is purchased from other local corn producers on the open market based upon a schedule of prices for current and future delivery prepared by management.

Since May 15, 2004, our Class A members may apply on an annual basis to be released from the corn delivery requirement if the member historically has not produced enough grain to meet the requirement; if the member does not produce enough grain to meet the requirement because the member’s grain is fed to livestock; or if the member produces and stores the majority of the member’s grain more than 40 miles from our plant site.  As of December 31, 2004, approximately 20% of our Class A members have been granted annual exemptions from the corn delivery requirement. Any member’s corn exempted from delivery is replaced by corn purchased on the open market.

The plant’s location in Turner County, South Dakota, provides an ample supply of corn to meet and exceed name-plate production capacity of the plant. In 2003, over 20.9 million bushels of corn for grain were produced in Turner County and over 78.4 million bushels of corn for grain were produced in the nearby counties of Lincoln, Hutchinson, McCook, Hanson, Minnehaha, Yankton, and Union.  For 2004, we expect that the number of bushels of corn produced in these counties will exceed the 2003 production totals due to a record corn crop.

Natural Gas

The production of ethanol at our plant requires a significant amount of natural gas.  Natural gas is necessary to generate steam for the cooking, evaporation, and distillation processes, as well as for the drying of distillers grains. We contract with NorthWestern Public Service pursuant to which NorthWestern supplies and distributes natural gas from NorthWestern Natural Gas Company’s pipeline to the ethanol plant.  Our agreement with NorthWestern is in effect until 2018. The agreement requires that we use a minimum amount of natural gas on an annual basis to cover NorthWestern’s prior costs of constructing a pipeline to our plant.  In the event that we do not use a minimum amount of natural gas, NorthWestern is entitled to draw on an irrevocable standby letter of credit that we provided in May 2003.  Since operations were commenced, however, we have used the minimum amount of natural gas required by NorthWestern and we have not experienced any interruption in the supply of natural gas as all our requirements have been met.

Hedging

We contract with Broin Management, LLC to develop and implement hedging strategies to manage the risk associated with the price fluctuation of corn and natural gas. Strategies include the use of derivative instruments such as futures and options contracts initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily cash management of our total corn and natural gas ownership relative to our monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts. Corn is hedged with derivative instruments including futures and options contracts offered through the Chicago Board of Trade. Forward cash corn and basis contracts are also utilized to minimize future price risk.  Similarly, natural gas is hedged with futures and options contracts offered through the New York Mercantile Exchange. None of the derivative instruments used are for trading or speculative purposes, nor do we designate such contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Gains and losses on futures and options contracts used as economic hedges of corn inventory, as well as on forward cash corn and basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for corn futures on the Chicago Board of Trade. Corn inventories are marked to fair value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts, are offset by gains or losses on inventories during the same accounting period. Furthermore, gains and losses on futures and options contracts used as economic hedges of natural gas, as well as basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for natural gas futures on the New York Mercantile Exchange. The natural gas inventories hedged with these derivatives or basis contracts are valued at the spot price of natural gas, plus or minus the gain or loss on the futures or options positions relative to the month-end settlement price on the New York Mercantile Exchange.

Electricity

We contract with Southeastern Electric Cooperative to provide all of the electric power and energy requirements for the ethanol plant.  The agreement is in effect indefinitely unless we breach the agreement, at which time Southeastern may terminate the agreement.  Since operations were commenced, we have not experienced any shortages in the supply of electricity as all our requirements have been met.

Water

The production of ethanol requires a significant amount of water.  Water supply and water quality are important requirements to produce ethanol.  All of our water requirements are currently supplied through three existing wells located near our plant site.  In 2004, we added a fourth ground well to provide assurances of an adequate supply of water in the event of future drought or plant expansion.  Since operations were commenced, we have not experienced any interruption or shortages in the supply of water as all our requirements have been met.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains. Instead, we rely on Broin Management, LLC and Broin and Associates, Inc. to research and develop new technologies for our use, as these Broin entities devote resources and efforts to improving the technology associated with ethanol and distillers grains and the production process.  A license agreement between Broin and us, dated November 2001, grants us use of Broin’s technology, which is the original technology installed at the time the plant was constructed.  Broin’s proprietary technology includes all of its processes, systems, diagrams, information balances, blueprints, configurations, manuals, videotapes, proprietary rights, patents, trademarks, copyrights, trade secrets, formulas, research data, know-how, process control systems, software configurations and specifications, and other technology.  We are currently negotiating with Broin with respect to a new license agreement, but there are no assurances that a new agreement will result.

Government Regulation

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits and other forms of financial incentives.  Some of these laws provide economic incentives to produce ethanol and others mandate the use of ethanol.  Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements.

Ethanol sales have been favorably influenced by the Clean Air Act Amendments of 1990, particularly the Federal Oxygen Program, which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use also has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

In addition, the use of ethanol as an oxygenate to blend with fuel to comply with federal mandates has been aided by federal tax policy.  Prior to the enactment of the American Jobs Creation Act of 2004,  the Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United States’ dependence on foreign oil. The exemption allowed ethanol to be sold by blenders at prices that were competitive with other less expensive additives and gasoline. Equivalent to providing a per gallon “equalization” payment, the exemption allowed blenders to pay more for ethanol than the wholesale price of gasoline and still retain the same profit margins. Blenders could claim an exemption of $0.052 per gallon from the excise tax of $0.184 per gallon for a 10% ethanol blend, with lower exemption amounts available for a 7.7% and 5.7% ethanol blend.

The American Jobs Creation Act of 2004 amended the federal excise tax structure by implementing the Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC eliminates the existing ethanol tax exemption and replaces it with a new excise tax credit of $0.051 per gallon of ethanol. Rather than basing the credit on an ethanol blend percentage, the credit is allowed for any percentage blend of ethanol, which effectively gives the blender greater flexibility to blend as much or as little ethanol to meet its octane or volume needs. VEETC remains in effect until 2010.

Additionally, Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under the program, which is scheduled to expire on September 30, 2007, incentive payments are allocated to ethanol producers based primarily on an increase in gallons of ethanol produced compared to the prior year’s production.  Because a plant typically experiences the highest increase in production during the first year of operations compared to the prior year’s, a plant of our size is usually allocated the maximum payment allowable during the first year of production, subject to funding restrictions of the Bioenergy Program.  While we received significant payments in 2004 and 2003, we expect to receive only a nominal amount, comparatively, under this program in 2005 because a significant increase in production at the plant is not expected, and Congress has reduced funding for the program in 2005 from $150 million to $100 million.

The State of South Dakota provides an incentive production payment to ethanol producers operating in South Dakota.  The production incentive consists of a direct payment to South Dakota ethanol producers of up to $.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (a maximum of $83,333 per month in 2004) and a maximum of $10 million over the life of a plant.  The program caps the payments that can be distributed to South Dakota plants in a program year to no more than $6 million in payments in 2005 (ending June 30, 2005) and no more than $7 million in payments in the 2006 program year. The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all the plants located in South Dakota.  Thus, as more plants commence production, or existing plants increase production, each plant may receive a lower proportionate share of the maximum payment under the program. Due to an increase in claims made for payment from new and existing plants during the 2004 program year, funds from this program were depleted in full midway through the 2004 program year. We expect that funds under the program will be depleted before the end of the 2005 year and, in all likelihood, before the end of the 2006 program year as well.

We expect that the 109th Congress will reintroduce legislation in 2005 calling for a Renewable Fuels Standard.  In 2004, Congress considered legislation that would determine the specific volume of ethanol to be used in gasoline on a nationwide basis. The bills debated in Congress, which failed to pass, anticipated that the volume requirement would begin at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons by 2012. If similar legislation is reintroduced and signed into law in 2005, the long-term market for ethanol is expected to grow at a rate at least equal to this schedule.

On March 11, 2005, legislation (SB 610) was introduced in the United States Senate to amend the small producer tax credit.  This bill, if enacted into law, would make available the existing small producer tax credit to any ethanol plant capable of producing up to 60 million gallons of ethanol on an annual basis, including our plant.  Currently, the small producer tax credit is only available for plants with 30 million gallons or less of annual capacity, which precludes our plant from eligibility.  The federal small producer tax credit allows eligible ethanol plants to deduct from their federal income tax $0.10 per gallon on the first 15 million gallons produced annually at the plant. The small producer tax credit is scheduled to expire on December 31, 2010.

The revocation, amendment, or non-renewal of any one or more of these laws, regulations or programs, or a lack of funding under the programs, could adversely affect the future use of ethanol and operations in a material way.  Any material reduction of the use of ethanol would have an adverse effect on the plant’s profitability and viability.

Environmental Regulation

We are subject to extensive environmental regulation at the federal and state levels. The federal environmental regulations with which we must comply were promulgated by the United States Environmental Protection Agency pursuant to the federal Clean Air Act. The state environmental regulations with which we must comply were promulgated by the South Dakota Department of Environment and Natural Resources. The Environmental Protection Agency and the Department of Environment and Natural Resources regulate the air quality at the plant, in particular the emissions into the air. The Department of Environment and Natural Resources also regulates water collection and discharge. In addition to its own enforcement authority under this law, the Environmental Protection Agency has delegated permitting and enforcement authority to the Department of Environment and Natural Resources.  To operate our plant, we have the following permits:

• We have a Title Five Operating Permit from the Department of Environment and Natural Resources. In South Dakota, the Title Five Operating Permit serves as the air quality and operation permit for the ethanol plant. We must conduct ongoing emissions testing to verify compliance with the Title Five Operating Permit. On December 3, 2004, we filed an amendment to the permit in order to install at the plant a back-up generator and possibly incorporate new technology. The permit is due for renewal on May 24, 2007.

• We have a Bureau of Alcohol, Tobacco and Fuel Permit from the Department of Treasury. We are required to obtain this permit because of the alcohol content of ethanol. The permit must be renewed annually.

• We have a Surface Water Discharge Permit from the Department of Environment and Natural Resources. The Surface Water Discharge Permit regulates the terms of any storm water discharges associated with industrial activity. The permit requires us to provide ongoing compliance reports to the Department of Environment and Natural Resources. This permit is due for renewal in 2008.

• We have a Storm Water Discharge Permit from the Department of Environment and Natural Resources. The Storm Water Discharge Permit regulates the terms of any surface water from rain or other precipitation. The water is collected and stored in a storm water pond adjacent to the plant. The permit is due for renewal in 2008.

While we are currently in compliance with applicable environmental laws, regulations and permits, we will need to continue to comply with all permits and regulatory requirements. To accomplish this end, we maintain an on-going program to ensure compliance with such requirements. Maintaining compliance may require us to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material and costly. In addition, if the Environmental Protection Agency and Broin and Associates cannot amicably resolve the application of the appropriate emissions testing method, as discussed below under “Item 3—Legal Proceedings,” or we cannot maintain compliance with applicable laws and permits without new or upgraded equipment, material expenditures may be required.

Management and Employees

Broin Management, LLC, a Broin affiliate, manages the day-to-day operations of the ethanol plant.  We pay Broin Management a fixed annual fee and an incentive bonus based on annual net income.  We also pay certain expenses incurred with respect to operation of the plant while other expenses, including but not limited to, the provisions of a full time plant manager and technical manager are included as part of Broin Management’s fees.  Broin Management employs Mr. Rick Serie as our plant’s general manager.  Mr. Serie oversees and is responsible for the operation and production on a day-to-day basis.  Mr. Serie also serves as our designated Chief Executive Officer and Chief Financial Officer.  For Mr. Serie’s biographical information see “Item 9—Directors, Executive Officers, Promoters and Control Persons; in Compliance with Section 16(a) of the Exchange Act.”

As of March 1, 2005 we employed 40 employees, all but two being full time.  Our employees include an operations manager, a maintenance manager, a commodities manager, a microbiologist, a controller, a membership coordinator, a chief mechanical operator, plant operators, plant maintenance personnel, accounting assistants and an administrative assistant.  This list does not include Mr. Serie and the technical manager, both of whom are employed by Broin Management.

Item 2.  Description of Property.

Our ethanol plant is located on 119 acres of land we own near the town of Chancellor in Turner County, South Dakota.  This site is served by multiple state highways and is near Interstate Highways 29 and 90 and has rail facilities and connections to the Burlington-Northern Santa Fe railroad system to facilitate transporting the ethanol and distillers grains produced at our plant to certain markets.  All of our tangible and intangible property, real and personal, serves as collateral for our debt financing with AgCountry Farm Credit Services which is described below under “Item 6—Management’s Discussion and Analysis or Plan of Operations—Indebtedness.”

Item 3.  Legal Proceedings.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. Except as described below, we are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any potential claims.

In the last two years, the United States Environmental Protection Agency has placed increased scrutiny on ethanol plants for compliance with air quality laws and regulations.  In 2002, a number of ethanol plants in Minnesota entered into consent decree settlements with the State of Minnesota and the Environmental Protection Agency arising from alleged emission violations.  Civil penalties were assessed against each ethanol plant, additional emissions devices were required, new testing protocols were established and air quality permits were modified by the settlement agreements.  The Environmental Protection Agency subsequently stated that it intended to “level the playing field,” inferring actions against other ethanol plants.

On January 6, 2003, the Environmental Protection Agency issued formal information requests to many ethanol plants, including those designed, constructed, and/or managed by Broin and Associates and Broin Management. The requests required that the subject ethanol plants provide the Environmental Protection Agency with certain emissions data, presumably to determine whether the plants complied with the Clean Air Act. To date, no formal action has been subsequently taken by the Environmental Protection Agency. Since these requests were made, however, Broin and Associates has been holding on-going, informal discussions with the Environmental Protection Agency regarding the application of certain testing methods for quantifying types of emissions at all plants managed by Broin. To date, no agreement or resolution has been reached with the Environmental Protection Agency, and it remains uncertain what the result will be or the effect these discussions will have on us. Fines and/or other penalties could result.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2004.

PART II

Item 5.  Market for Registrant’s Member Units and Related Member Matters

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

The Capital Units Transfer System provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to our board of managers’ final approval.  Between January 1, 2003 and December 31, 2004, our qualified matching service was operated by Variable Investment Advisors, Inc., a registered broker-dealer operating a registered Alternative Trading System with the S.E.C. Since January 1, 2005, our qualified matching service has been operated by Alerus

Securities Corporation, a registered broker-dealer operating a registered Alternative Trading System with the S.E.C.  As of March 1, 2005, there were 498 Class A members, 1 Class B member, and 152 Class C members, representing a total of 530 members.

The following table contains historical information by trimester for sales of our Class A capital units through our qualified matching service since trading began on January 1, 2003.

Trimester	Low Price	High Price	Average Price	# of Capital Units Traded
Jan.-April 2003	$10,000	$10,000	$10,000	2
May-Aug. 2003	$8,500	$8,500	$8,500	6
Sept.-Dec. 2003	$7,000	$7,250	$7,125	4
Jan-April 2004	$7,500	$8,011	$7,751	18
May-Aug. 2004	$7,500	$7,500	$7,500	10
Sept.-Dec. 2004	$7,530	$8,000	$7,807	16

Under the terms of our Fourth Amended and Restated Operating Agreement, dated February 17, 2005, we are required to make a distribution to our members of at least 20% of the net cash from operations, as long as net cash from operations is in excess of $500,000 for that year, or our board of managers determines otherwise.  However, we are prohibited from making any distributions that would violate or cause us to default under any of the terms of our credit facilities or debt instrument. Under our loan agreement with AgCountry Farm Credit Services, we are prohibited from making distributions to members in any rolling 12 month period that exceed 75% of our net income (not including Bioenergy Program payments).

In 2004, we distributed to our members approximately $8.7 million in total cash distributions, or $2,336 per capital unit.

On February 10, 2005, we distributed to our members approximately $2.2 million in cash, or $600 per capital unit.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

You should read the following discussion along with the audited financial statements and notes to the audited financial statements included elsewhere in this report.  This report contains forward-looking statements, including, but not limited to, those under “Results and Plan of Operation” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected operations.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

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

•                  While we anticipate that the emissions control equipment and processes in our plant will eliminate any potentially dangerous emissions from the ethanol production process, and allow us to comply with environmental regulations, we cannot guarantee that it will.

•                  The ethanol industry and our operating income may be adversely impacted by a decrease in or termination of government subsidies and other forms of financial incentives; a termination of government environmental and tax policies and programs that encourage the production and use of ethanol; or, the prevention of new government policies and programs that encourage the use of ethanol.

•                  The ethanol industry is increasingly competitive, with additional plants in operation, under construction and in the planning stages. With additional plants coming on line in the near future, the supply of ethanol will increase which, if the demand does not grow accordingly or is unaided by government policies and programs like a federal Renewable Fuels Standard, could adversely impact the price of ethanol and our operating results.

•                  Although management expects the demand for ethanol to increase, demand is largely driven by federal and state programs and regulations, which are subject to change.

•                  Any lowering of gasoline prices will likely lead to lower prices for ethanol and adversely affect our operating results.

•                  The ethanol industry and our business are sensitive to corn and natural gas prices.  When corn and natural gas prices increase our operating results may suffer.  When corn and natural gas prices fluctuate significantly, our cost of revenues and operating results may be adversely affected by the use of derivative instruments under our risk management program.

•                  While we are currently negotiating with Broin and Associates, Inc. for a new license agreement, there are no assurances that a new agreement will result or that any new technology will improve our operations.

•                  We are entirely dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and distillers grains produced at the plant, as well as for risk management services.  If any of these entities ceased providing services to us, the plant’s operations may be adversely affected.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as the date of this report.

Overview

We are engaged in the production of fuel-grade ethanol and distillers grains.  We obtain corn for processing from the local corn market, our members and local corn producers. After processing corn, ethanol is sold to Ethanol Products, LLC, a Broin affiliate, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that we receive from the sale of ethanol to Ethanol Products is based upon the price that Ethanol Products receives from the sale to its customers, minus a fee. Distillers grains are sold through Dakota Gold Marketing, another Broin affiliate, which markets and sells the product to livestock feeders.

Our operating income or loss is significantly tied to the price at which ethanol and distillers grains are sold. Historically, the price of ethanol generally tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In contrast, the price of distillers grains tends to fluctuate based on the price of substitute livestock feed, such as corn and soybean meal. Surplus grain supplies also tend to put downward price pressure on distillers grains.

Our cost of revenues, which includes production expenses, is significantly affected by the cost of corn and natural gas. In 2004, for instance, the cost of corn was approximately 63% of cost of revenues, whereas the cost of natural gas was approximately 15% of cost of revenues. In contrast, the cost of corn in 2003 was approximately 58% of cost of revenues, while the cost of natural gas was approximately 17% of cost of revenues.  The cost of corn is affected primarily by supply and demand factors such as crop production, world carryout, exports, risk management and weather.  Natural gas prices generally fluctuate with the energy complex. Over the last few years, natural gas prices have been higher than historical averages, which we expect to continue due to higher prices for crude oil and other alternative petroleum-based fuels.

The 2004 year started with very strong earnings, only to see earnings fall in the middle of the year, followed by a strong recovery in the fourth quarter. The principal cause for these fluctuations was the price volatility of corn, which proved to be significantly greater than in 2003. Earnings fell during the spring when corn prices significantly increased.  Fears of a wet spring and a decrease in corn production were the principal causes for the increase, although the risk management program mitigated some of the impact. As the year progressed through the summer and early fall, corn prices actually declined due to a record corn crop. Unfortunately, when prices declined during this period, risk management had an adverse impact on cost of revenues and, therefore, earnings. During the fourth quarter, however, with a return of extremely low and stable prices for corn and a continuation of higher prices for ethanol, earnings made a full recovery

While 2004 was marked by significant price volatility of corn, it was also marked by several positives. Earnings reached a record high of $13.7 million, most of which was attributable to strong ethanol sales.  As 2004 came to a close, we saw record United States’ corn production drive corn prices down, creating a positive effect on our earnings for the year.  We also gained efficiencies in operations due to the end of our startup phase.  In November, Broin and Associates, Inc. and its affiliated companies, announced the creation of new technology that could have a positive effect on plant efficiencies in a number of critical areas.  In December, we entered into preliminary discussions with Broin and Associates to possibly incorporate this new technology into the production process, which, if incorporated, is anticipated to improve overall plant performance.

Our outlook for 2005 is relatively positive. The first quarter began with relatively high ethanol prices and low, stable corn costs, which we expect to continue going into the second quarter and positively impact earnings during these two quarters. We are less certain, however, about earnings potential during the last two quarters.  As spring approaches, price volatility of corn may return to the markets, particularly in anticipation of a new corn crop. Unless there is a plentiful corn crop in 2005, like in 2004, the price of corn may increase and lead to an increase in production costs. Further, unless demand for ethanol continues to increase and new markets for ethanol open up through passage in Congress of a Renewable Fuels Standards bill or through other means, the price of ethanol may be adversely impacted by a potential surplus of ethanol. Approximately 700 million new gallons of ethanol are slated to enter the market by the end of 2005, some of which may not be absorbed unless new markets in the United States are developed. If ethanol prices do decrease, our earnings may suffer.

Results and Plan of Operation

Comparison of Year Ended December 31, 2004 to December 31, 2003

	Year Ended December 31, 2004		Year Ended December 31, 2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	69,464,216	78.1	35,683,989	68.2
Distillers Grains	13,896,019	15.6	8,904,112	17.0
Incentive	5,560,117	6.3	7,663,419	14.6
Grant	0		103,115	0.2
Total	88,920,352	100.0	52,354,635	100.0

Cost of Revenue	71,588,411	80.5	42,833,701	81.8

General and Administrative Expense	2,759,696	3.1	2,194,496	4.2

Other Operating Income (Expense)	(833,630)	(0.9)	(1,153,192)	(2.2)

Net (Loss) Income	13,738,615	15.5	6,173,246	11.8

Revenues- Our revenue increased $36,565,717, or 69.8%, to $88,920,352 for the year ended December 31, 2004, from $52,354,635 for the year ended December 31, 2003. The increase was primarily due to the year ended December 31, 2003 having only nine months of operations, as the plant did not commence operations until March 20, 2003.  Accordingly, the plant produced and sold additional volume of ethanol and distillers grains in 2004 compared to 2003. Revenues were also impacted by an increase in the price of ethanol and distillers grains.

Revenue from the sale of ethanol increased approximately $33.8 million, or 94.7%, to $69.4 million for the year ended December 31, 2004, from $35.6 million for the year ended December 31, 2003.  In addition to the increase in production and sale volume in 2004, revenue from the sale of ethanol increased because of higher ethanol prices. Ethanol prices, on a per gallon basis, increased approximately 28.5% from 2003 to 2004.  Ethanol prices increased primarily due to higher prices for unleaded gasoline during this same period.  It remains uncertain, however, whether the price levels will remain the same or increase further from the current levels. If the anticipated increase in ethanol production in the industry is not matched with new markets and demand in 2005, the expected increase in ethanol production from new plants coming on line could adversely impact the price of ethanol, resulting in lower ethanol revenues.

Revenue from the sale of distillers grains increased approximately $5.0 million, or 56.1%, to $13.9 million for the year ended December 31, 2004, from $8.9 million for the year ended December 31, 2003. In addition to the increase in production and sale volume in 2004, as compared to the shortened year of production in 2003, revenue from the sale of distillers grains increased because of higher prices in the distillers grains’ markets. Higher prices were caused primarily by higher prices in the corn and soybean meal market. Dakota Gold™, our premium DDGS product, realized a per ton price increase of approximately 13.9% in 2004 as compared to 2003.  The use of research performed by Broin-related companies, along with our ability to provide a consistent product quality, opened up new markets for Dakota Gold ™ and regular DDGS which previously did not exist.  We believe that these efforts will continue to have a positive impact on our distiller grains’ market share and revenues.  However, if the competitive feed protein markets for distillers grains decrease in value, prices will be negatively impacted, resulting in decreased revenues.

Revenue from governmental incentive program decreased $2.1 million, or 27.5%, to $5.5 million for the year ended December 31, 2004, from $7.6 million for the year ended December 31, 2003.  Incentive revenue consists of income earned from federal and state governments in connection with our ethanol production.  For the year ended December 31, 2004, we recorded incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program of approximately $4.9 million, compared to $7.1 million for the year ended December 31, 2003. The decrease was due primarily to how the payments are structured and made under the program. Payments are based principally on the increase in gallons of ethanol produced compared to the prior year’s production. Since 2003 was our first year of production, we had the largest increase in production from the prior year. Between 2004 and 2003, we had a far smaller increase in production which, accordingly, led to less incentive revenue being earned.  We expect to receive only a nominal amount under this program in 2005 because a significant increase in production at the plant is not expected, and Congress has reduced funding for the program in 2005 from $150 million to $100 million.

In addition, we recorded incentive revenue from the State of South Dakota of $666,667 for the year ended December 31, 2004, compared to $583,333 for the year ended December 31, 2003. While funds allocated to this program have increased in the 2005 program year and are expected to increase in the 2006 program year, we anticipate the funds allocated to this program will be depleted before the end of these program years, much of which is dependent upon the production levels of all plants in South Dakota during these periods.

Cost of Revenues-Our cost of revenues, which includes production expense, increased $28,754,710, or 67.1%, to $71,588,411 for the year ended December 31, 2004, from $42,833,701 for the year ended December 31, 2003.

The increase in the cost of revenues resulted from an increase in production volume, as discussed above, increased plant output attained after the startup phase, and an increase in the per bushel cost of corn.  Since ethanol production began on March 20, 2003, there was only about nine months of production. Thus, with 2004 being a full year of production, we experienced a significant increase in our cost of revenues compared to 2003.  We also realized greater plant output in 2004 since we were past the startup phase of operations. These two factors resulted in an increase of 5.5 million bushels, or 48.3%, of corn being used for ethanol production.  In addition to the increased corn usage, we also had an approximate 22.1% increase in the cost of corn per bushel ground from the year ended December 31, 2003 to the year ended December 31, 2004, due to market price increases and the risk management strategy used to minimize our market exposure to extreme corn price increases.

In terms of risk management in 2004, the use of corn derivative instruments relative to the extreme price fluctuation of corn in 2004 increased the cost of corn.  Gains and losses that result from a change in value of corn and natural gas derivative instruments are recognized in costs of revenues as the changes occur.  For the year ended December 31, 2004, our cost of revenues includes losses of $3.6 million from the use of corn derivative instruments, up from $350,000 in 2003.  These losses were caused by fluctuations in the price of corn in 2004.  At the end of 2003, we increased our use of corn derivative instruments to protect against the market price forecasts for corn.  These forecasts predicted higher prices for corn because of low world carryout prior to the growing season, decreased production, and drought.  As the year progressed and it became apparent that corn production would be much higher than expected, the original market forecasts proved incorrect and the market price of corn actually declined.  When the market price declined, the value of the corn derivative instruments fell which led to the increase in our cost of revenues.

At least for the first half of 2005, we do not anticipate the same or similar impact on cost of revenues from the risk management program.  Because of the record corn crop in 2004 and higher than anticipated world corn carryout, the market conditions for corn are expected to be positive, possibly resulting in lower prices for corn and less price volatility.  In the second half of 2005, however, while we believe the market will remain positive, certain conditions could alter the stability of the market and our use of derivative instruments, thus increasing the potential for losses under the risk management program.

While natural gas prices remained relatively constant between the year ended 2004 and 2003, the prices, historically, have fluctuated dramatically.  Even though natural gas inventories are at or near an historical high level, natural gas is currently at prices exceeding historical averages.  These prices exceed historical averages primarily because of increased demand, inclement weather conditions and the overall strength in the energy complex.  Strong pricing in petroleum commodities, such as unleaded gas and heating oil, are contributing to the high price natural gas market.  We expect natural gas prices to remain high in the future, all of which will affect our production expenses and cost of revenues.  Moreover, any significant fluctuation of natural gas prices, as with corn prices, could affect the value of our natural gas derivative instruments and, therefore, cost of revenues.

General and Administrative Expenses-General and administrative expenses increased $565,200, or 25.8%, to $2,759,696 for the year ended December 31, 2004, from $2,194,496 for the year ended December 31, 2003.  The increase was attributed to the plant being under a full year of production for 2004 compared to nine months in 2003.

Interest Expense- Interest expense decreased only $1,462, or 0.1%, to $1,176,009 for the year ended December 31, 2004, from $1,177,471 for the year ended December 31, 2003. Interest expense remained relatively constant as higher interest rates were offset by declining principal balances on our debt.

Net Income-Net income increased $7,565,369, or 122.6%, for the year ended December 31, 2004, from $6,173,246 for the year ended December 31, 2003.  The increase in net income was attributed to increased production volume and pricing levels, as discussed above, and efficiencies in operations resulting from process optimization following the startup phase in 2003.

We expect in the next 12 months to have sufficient cash flows from operating activities and revolving debt to fund working capital and to cover operating and administrative costs, capital expenditures (other than Project BPX, discussed below), and debt service obligations.

Plant Operations

Our sole business is the operation of an ethanol plant. Our focus during the coming year will continue to be on the efficient maintenance and operation of the plant, and the maximum production of ethanol and distillers grains on an economical basis.  We expect to operate the ethanol plant at or above nameplate capacity of 40 million gallons annually.  To maintain this level of production, we will continue to focus on increasing plant and employee efficiency to optimize a cost efficient operation.  While certain aspects of our operating costs are dependent on factors beyond our control, we will attempt to decrease volatility and market risk for corn and natural gas prices through risk management strategies.

We now employ 38 full-time and 2 part-time employees to operate the ethanol facility.  At the current plant size, we do not anticipate hiring a significant number of employees in the next 12 months.  If a major plant expansion project were to be undertaken, additional employees may need to be hired for the efficient operation of the plant.

We anticipate spending approximately $275,000 within the next three months for a backup generator for the operation of the ethanol plant in the event of an electrical outage.  This backup generator is designed to run only essential processes in the plant, therefore greatly reducing our risk of fire and product integrity issues should an electrical outage occur.  In addition to the backup generator, we currently estimate spending approximately $400,000 to make various general improvements to processes and equipment.

The following is our estimate of costs for the next 12 months for the plant as it currently operates:

Corn Costs	$36,210,000
Natural Gas Costs	$10,608,000
Other Production Costs	$12,581,000
Total Cost of Revenues	$59,399,000
General and Administrative Expenses	$3,081,000
Other Income and Expense	$780,000
Total Operating Costs	$63,260,000

If new technology is incorporated into our existing facility, as discussed below, our total operating costs will, in all likelihood, vary from these estimates, probably by a significant amount.  In addition to the new technology, a variety of market factors can affect both operating costs and revenues.  These factors include:

•                  Changes in the availability and price of corn;

•                  Changes in the environmental regulations that apply to our plant operations;

•                  Increased competition in the ethanol and oil industries;

•                  Changes in interest rates or the availability of credit;

•                  Changes in our business strategy, capital improvements or development plans;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                  Changes in the availability and price of natural gas and the market for distillers grains; and

•                  Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol production and tax incentives).

Due to the number of factors, either internal or external that can have a material effect on our operating costs and revenues, our actual operating costs could vary significantly from the estimates presented above.

New Technology

We are currently in preliminary discussions with Broin and Associates, Inc. regarding the possible incorporation of new technology into the production process, all of which was developed by Broin and is referred to as Broin Project X, or BPX.  BPX is a new patent-pending technology for ethanol production that eliminates a costly energy consuming cooking step in the fermentation process.  In addition to reducing energy costs, it releases additional starch content for conversion to ethanol, increases byproduct flow characteristics, potentially increases plant production, and potentially decreases plant emissions.  As we have just begun the discovery process, the potential economic impact that this new technology will have on our operations cannot be reasonably estimated at this time.  If this new technology is actually incorporated into our plant, we do not anticipate a significant increase in ethanol production over the next twelve months, the potential impact being made after this period.

While we are uncertain about the specific economic impact, we expect that BPX will reduce costs in the production process and improve our operating results.  It is expected to reduce the necessary amount of energy in the cooking process.  The ethanol production process requires that corn, after it is ground into meal, be cooked through a combination of heat and enzymes, upon which the starch is converted into fermentable sugars.  BPX reduces the necessary amount of heat in this cooking stage, thus reducing the necessary amount of energy during this stage.

Environmental Permitting

We are subject to extensive environmental regulation at the federal and state levels. We are required to have a Title Five Operating Permit from the South Department of Environment and Natural Resources. The Title Five Operating Permit serves as the air quality and operation permit for the ethanol plant. On December 3, 2004, we filed an amendment to this permit in order to install a back-up generator and incorporate the new BPX technology.  We anticipate receiving approval of this amendment within the next three to six months.  If the amendment is not approved, it may be difficult to incorporate the new technology.

Liquidity and Capital Resources

Cash Flow from Operating Activities  The net cash provided by operating activities was $15,211,601 for the year ended December 31, 2004.  Net cash provided by operating activities consists of net income of $13,738,615 and net non-cash expenses of $2,241,485, offset by increased working capital requirements of $768,499.  The change in working capital requirements in 2004 was primarily due to an increase in inventory values and hedge position values, offset by an increase in accounts payables.  An increase in ethanol prices and corn values resulted in higher carrying values for our inventories.  The increase in our hedge position value was a result of the risk management strategy in place at the end of 2004.  The increase in accounts payables was attributable to increased corn values, along with seasonal trends for payments made to producers for corn delivered to the plant.

Cash Flow from Investing Activities.  The net cash used for investing activities was $1,534,189 for the year ended December 31, 2004.  The primary use of cash was to purchase replacement equipment for our DDGS dryer system as a result of the fire in March, 2004.  We also purchased additional equipment for $390,000 to assist with optimizing plant efficiencies.

We anticipate spending approximately $275,000 within the next three to six months for a backup generator for the operation of the ethanol plant in the event of an electrical outage.  This backup generator is designed to run only essential processes in the plant, thus greatly reducing our risk of fire and product integrity issues should an electrical outage occur.  We also anticipate spending approximately $400,000 on various upgrades to processes and equipment.

If BPX technology is incorporated into our plant, we currently anticipate spending approximately $5 million over the course of 2005 on various plant upgrades and new equipment.  We anticipate funding this project by refinancing our current debt obligations with AgCountry Farm Credit Services.

Cash Flow from Financing Activities.  The net cash used for financing activities was $18,385,926 for the year ended December 31, 2004, consisting of advances from short-term financing obligations of $9,700,000, offset by $19,336,403 of principal payments made on short-term financing and long-term debt, $8,742,023 in distributions paid to members, and $7,500 in financing costs paid for, as discussed below, a new revolving line of credit.

Indebtedness

AgCountry Farm Credit Services is our primary lender.  As of December 31, 2004, we have three notes with AgCountry Farm Country Services pursuant to a Credit Agreement dated June 19, 2002 and amendment dated September 1, 2004: a $26.5 million variable-rate note, a $6.0 million variable-rate, revolving credit note, and a $3.0 million variable-rate, revolving line of credit note.

The $26.5 million variable-rate note bears interest equal to LIBOR plus 2.64 % per annum.  This note requires quarterly payments of interest and principal on the basis of a ten-year term.  In addition, we are required to prepay AgCountry each quarter 25% of the free cash flow for such quarter, not to exceed $1.5 million in each fiscal year.  The Credit Agreement defines free cash flow as net income before deductions for interest expense, income taxes, depreciation and amortization, excluding any Bioenergy Program payments received, less expenditures for interest expense, taxes paid during the relevant period, required interest and principal payments, and fixed and capital assets not financed by debt.  There is no prepayment penalty if we prepay any amount outstanding under this note, provided the payment exceeds $100,000. The note is payable in full at maturity on October 1, 2013.  As of December 31, 2004, the variable rate was 4.7313% and the principal balance outstanding was $22,310,474.  The total free cash flow payments for the year ended December 31, 2004 were $1,500,000.

The $6.0 million variable-rate, revolving-credit note bears interest equal to LIBOR plus 3.14 % per annum, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  The revolving feature permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $6 million.  This note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period.  In addition, we must pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when principal and interest is due in full.  The annual pay down will permanently reduce the amount we may borrow under the revolving loan.  As of December 31, 2004, the variable rate was 5.2313% and there was no principal balance outstanding.

The primary purpose of the $3.0 million variable rate, revolving line of credit note is to fund working capital.  The line of credit bears interest equal to LIBOR plus 3.50% per month, and requires quarterly payments of interest based on the unpaid balance.  There is a 0.40% annual commitment fee assessed quarterly on any funds not borrowed.  The revolving feature permits borrowing until maturity on September 1, 2005, the difference between the unpaid principal balance and the maximum amount allowable under the line.  Repayment is without penalty, at which time we can once again borrow the maximum amount allowable.  The maximum amount available is $3 million.  As of December 31, 2004, the variable rate was 5.5913% and there was no principal balance outstanding.

All three notes contain minimum debt service coverage ratios, minimum working capital, minimum tangible net worth, capital spending limitations, and other standard negative and affirmative covenants which, if not complied with, could lead to a default under the loan agreements.  In terms of capital spending, we are prohibited from making any capital expenditures that exceed $500,000 per year without prior written consent from AgCountry. We are also prohibited from making distributions to our members in any rolling 12 month period that exceed 75% of our net income (not including Bioenergy Program payments). All of our tangible and intangible property, real and personal, serves as collateral for our debt financing with AgCountry Farm Credit Services.

Under a Natural Gas Distribution Delivery Agreement with NorthWestern Energy Corporation, dated September 2, 2003, NorthWestern requires that we use a minimum amount of natural gas annually to cover NorthWestern’s $1.6 million cost in constructing the pipeline to our plant.  To protect against a minimum amount of natural gas not being used, NorthWestern required that we provide security in the form of an irrevocable standby letter of credit.  A letter of credit was obtained from Home Federal Bank of Sioux Falls, South Dakota and provided to NorthWestern.  To satisfy the letter of credit requirement, we entered into a line of credit agreement with Home Federal Bank for up to $1.6 million.  Under the terms of the line of credit, in the event that there is a draw down on the letter of credit, an equal amount is drawn on the line of credit at which time it will be recognized as a liability of ours.  The line of credit is evidenced by a promissory note with a variable interest rate equal to the prime rate as published by the Wall Street Journal plus 2.0%.  In addition, nine individuals, including some of our board of managers, signed personal guarantees to satisfy the line of credit requirements.  In consideration of such guarantees, we agreed to pay each individual guarantor an annual fee of 2% of the amount of his guarantee until the expiration of the letter of credit.  For the year ended December 31, 2004, we paid these guarantors a sum of $25,000.

On February 28, 2005, we renewed the letter of credit with NorthWestern, the line of credit with Home Federal and the agreements with all but three of the guarantors.  Each of these agreements was renewed under the same terms as the original agreements except for a new maturity date and reduced amount.  The new maturity or expiration date for all the agreements is March 1, 2006 and the new amount subject to each agreement is $1.125 million.  Northwestern has not drawn on the letter of credit and, therefore, there is no balance outstanding on the line of credit with Home Federal Bank as of December 31, 2004.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and other commercial commitments as of December 31, 2004:

		Payment Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt

$

22,310,474

$

2,478,571

$

5,029,315

$

5,558,101

$

9,244,487

Electricity Purchase Agreements	1,171,000	338,000	709,000	124,000	0
Natural Gas Purchase Agreements	2,879,500	352,600	705,200	705,200	1,116,500
Related-Party Agreements	5,577,706	622,616	1,142,806	1,203,419	2,608,865
Total Contractual Cash Obligations	$31,938,680	$3,791,787	$7,586,321	$7,590,720	$12,969,852

		Amount of Commitment Expiration Per Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Standby Letter of Credit (1)	$1,125,000	1,125,000	—	—	—
Total Commercial Commitments	$1,125,000	1,125,000	—	—	—

(1)          On February 28, 2005, Great Plains renewed a standby letter of credit agreement with its natural gas distributor.  The standby letter of credit is a form of security provided to our natural gas distributor in the event we do not use a minimum amount of natural gas. The distributor may draw on the letter of credit if Great Plains does not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement.  If the natural gas distributor draws on the letter of credit, an equal amount must be drawn on the line of credit with Home Federal Bank, which then becomes a liability to Great Plains.  The maturity date on the line of credit is March 1, 2006. As of December 31, 2004, there was no principal balance outstanding on the line of credit.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” (SFAS No. 151). The Statement amends and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The statement requires such costs be recognized as current period charges.  The statement also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility.  We have determined that implementation of this pronouncement will not have a material effect on the financial statements.

Application of Critical Accounting Policies and Estimates

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

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows.  Management does not expect an material impairment of assets based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

Inventory Valuation

We account for our corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal.  We derive our estimates from local market prices determined by grain terminals in its area.  Change in the market value of corn inventory is recognized as a component of cost of revenues.  Ethanol and distillers grains’ inventories are stated at net realizable value.  Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2004 and 2003 balance sheets at their fair market value.

On the date the derivative instrument is entered into, we designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

Item 7.  Financial Statements.

Great Plains Ethanol, LLC’s financial statements, described as follows, are appended to the signature page of this report beginning at page F-1.

•                  Report of Independent Registered Public Accounting Firm, dated January 18, 2005.

•                  Balance Sheet as of December 31, 2004.

•                  Statements of Operations for the years ended December 31, 2004, and 2003.

•                  Statements of Changes in Members’ Equity for the years ended December 31, 2004 and 2003.

•                  Statements of Cash Flows for the years ended December 31, 2004 and 2003.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

All of information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Item 10.  Executive Compensation.

Information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Item 12.  Certain Relationships and Related Transactions.

Information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Item 13.  Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a)           Exhibits. See Exhibit Index

(b)           None.

Item 14.  Principal Accountant Fees and Services.

Information required by this item is incorporated in this Form 10-KSB by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Date:	March 31, 2005	/s/ Rick Serie
Rick A. Serie, Chief Executive
Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2005	/s/ Rick Serie
Rick A. Serie
Chief Executive Officer and Chief Financial Officer

Date:	March 31, 2005	/s/ Jeff Broin
Jeff Broin, Manager

Date:	March 31, 2005	/s/ Dennis Hardy
Dennis Hardy, Manager

Date:	March 31, 2005	/s/ Darrin Ihnen
Darrin Ihnen, Manager

Date:	March 31, 2005	/s/ Dennis Schrag
Dennis Schrag, Manager

Date:	March 31, 2005	/s/ Steve Sinning
Steve Sinning, Manager

Date:	March 31, 2005	/s/ Fred Thurman
Fred Thurman, Manager

Date:	March 31, 2005	/s/ Dan Viet
Dan Viet, Manager

Date:	March 31, 2005	/s/ Larry Ward
Larry Ward, Manager

EXHIBIT INDEX

Exhibit #	Description	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization		Appendix A to Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001.
3.2	First Amended and Restated Operating Agreement		Appendix A to Issuer Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001.
3.3	Amended and Addendum to Operating Agreement		Exhibit 3.2 to the Issuer’s Form 10-KSB filed with the Commission on March 3, 2003.
3.4	Amended and Restated Operating Agreement adopted July 22, 2003		Exhibit 3.1 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003.
3.5	Amended and Restated Operating Agreement dated February 17, 2005.	X
4.1	Form of Class A Certificate		Exhibit 4.1 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368)
4.2	Form of Class B Certificate		Exhibit 4.2 to the Issuer’s Form SB-2 filed with the Commission February 28, 2001.

4.3	Form of Class C Certificate		Exhibit 4.3 to the Issuer’s Form SB-2 filed with the Commission February 28, 2001.
10.1	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated December 18, 2000		Exhibit 10.4 to the Issuer’s Form SB-2 filed with the Commission on February 28, 2001.
10.2	Licensing Agreement with Broin and Associates, Inc. dated November 20, 2001		Exhibit 10.10 to the Issuer’s Form 10-KSB filed with the Commission on April 1, 2002.
10.3	Process Guarantee by Broin and Associates, Inc., dated November 20, 2001		Exhibit 10.11 to the Issuer’s Form 10-KSB/A filed with the Commission on April 1, 2002.
10.4	Water Purchase Agreement with Lincoln County Rural Water System, Inc., dated May 24, 2002		Exhibit 10.3 to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2002.
10.5	Credit Agreement with Ag Country Farm Services Credit, FLCA, dated June 19, 2002		Exhibit 10.1 to the Issuer’s Form 8-K filed with the Commission on June 20, 2002.
10.6	Promissory Note with Ag Country Farm Service Credit, PLA, dated June 20, 2002		Exhibit 10.2 to the Issuer’s Form 8-K filed with the Commission on June 20, 2002.
10.7	Natural Gas Distribution Agreement, dated September 2, 2002		Exhibit 10.2 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002.
10.8	Natural Gas Supply Agreement		Exhibit 10.3 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002

10.12	Natural Gas Interstate Pipeline Transportation Agreement, dated September 2, 2002		Exhibit 10.4 to the Issuer’s From 10-QSB filed with the Commission on November 14, 2002 (File No. 333-56368)

Exhibit #	Description	Filed Herewith	Incorporated by Reference
10.9	Electric Service Agreement, dated September 25, 2002		Exhibit 10.1 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2002
10.10	Corn Price Risk Management Agreement with Broin Management, LLC, dated November 27, 2002		Exhibit 10.20 to the Issuer’s Form 10-KSB filed with the Commission on March 4, 2003.
10.11	DDGS Marketing Contract with Broin Enterprises, Inc. d/b/a Dakota Commodities, dated January 7, 2003		Exhibit 10.21 to the Issuer’s Form 10-KSB filed with the Commission on March 4, 2003.
10.12	Irrevocable Standby Letter of Credit		Exhibit 10.1 to the Issuer’s Form 10-QSB filed with the Commission May 15, 2003.
10.13	Loan Agreement with Broin and Associates, Inc., dated June 16, 2003		Exhibit 10.1 to the Issuer’s From 10-QSB filed with the Commission on August 14, 2003.
10.14	Amended and Restated Irrevocable Standby Letter of Credit, dated May 28, 2003		Exhibit 10.2 to the Issuer’s From 10-QSB filed with the Commission on August 14, 2003.
10.19	Loan Agreement with Home Federal Bank, dated February 28, 2003		Exhibit 10.3 to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2003.
10.20	Promissory Note with Home Federal Bank, dated February 28, 2003		Exhibit 10.4 to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2003.
10.21	Amended and Restated Letter of Credit, dated February 25, 2004		Exhibit 10.1 to the Issuer’s Form 10-QSB filed with the Commission on May 17, 2004.

10.22	Promissory Note Modification Agreement, dated February 25, 2004		Exhibit 10.2 to the Issuer’s Form 10-QSB filed with the Commission on May 17, 2004.
10.23	Agreement to Compensate Guarantors, dated February 25, 2004.		Exhibit 10.3 to the Issuer’s Form 10-QSB filed with the Commission on May 17, 2004.
10.24	Amended and Restated Letter of Credit, dated February 28, 2005	X
10.25	Promissory Note Modification Agreement dated February 28, 2005	X
10.26	Agreement to Compensate Guarantors, dated February 28, 2005	X
31	Rule 13a-14(a)/15d-14(a) Certifications	X
32	Section 1350 Certification	X

GREAT PLAINS ETHANOL, LLC

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS
Balance Sheet
Operations
Changes in Members’ Equity
Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Great Plains Ethanol, LLC

Chancellor, South Dakota

We have audited the accompanying balance sheet of Great Plains Ethanol, LLC as of December 31, 2004 and the related statements of operations, members’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Ethanol, LLC as of December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Minneapolis, Minnesota
January 18, 2005, except for Note 13 for which the date is March 2, 2005

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET

DECEMBER 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$771,478
Receivables
Ethanol - related party	3,409,859
Distiller's grain	487,533
Incentives	317,117
Excise and sales tax refund	185,725
Other	2,226
Inventory
Raw materials	1,369,527
Finished goods	2,221,080
Work-in-process	381,277
Parts inventory	531,363
Investment in commodities contracts	1,538,118
Prepaid expenses	265,756
Total current assets	11,481,059

PROPERTY AND EQUIPMENT
Land	270,210
Land improvements	3,556,518
Buildings	8,889,160
Equipment	35,977,210
48,693,098
Less accumulated depreciation	(4,427,854)
Net property and equipment	44,265,244

OTHER ASSETS
Financing costs, net of accumulated amortization of $75,159	299,801
Other	1,000
300,801

$56,047,104

See Notes to Financial Statements

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade	$3,937,022
Accounts payable - construction costs	152,143
Accounts payable to related party	334,929
Accounts payable to related party - construction costs	6,821
Accrued distribution	2,245,200
Other accrued liabilities	237,587
Current portion of long-term debt	2,478,571

Total current liabilities	9,392,273

LONG-TERM DEBT	19,831,903

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—
Additional paid-in capital	7,000
Retained earnings	8,105,928

Total members' equity	26,822,928

$56,047,104

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES
Sales	$83,360,235	$44,588,101
Incentive revenue	5,560,117	7,663,419
Grant revenue	—	103,115
Total revenues	88,920,352	52,354,635

COST OF REVENUES	71,588,411	42,833,701

GROSS PROFIT	17,331,941	9,520,934

OPERATING EXPENSES
Startup costs	—	403,801
General and administrative	2,759,696	1,790,695
Total operating expenses	2,759,696	2,194,496

INCOME FROM OPERATIONS	14,572,245	7,326,438

OTHER INCOME AND (EXPENSES)
Interest income	11,420	13,107
Interest expense	(1,176,009)	(1,177,471)
Other	330,959	11,172
Total other income and (expenses)	(833,630)	(1,153,192)

NET INCOME	$13,738,615	$6,173,246

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$3,671	$1,650

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING

BASIC AND DILUTED	3,742	3,742

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Capital Units								Additional
	Class A		Class B		Class C		Class D		Paid-In	Retained	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Earnings	Amount
Balance, December 31, 2002	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$(818,710)	$17,898,290

Net income	—	—	—	—	—	—	—	—	—	6,173,246	6,173,246

Distributions to members, $1,000 per unit	—	—	—	—	—	—	—	—	—	(3,742,000)	(3,742,000)

Balance, December 31, 2003	1,513	7,565,000	200	1,000,000	2,029	10,145,000	—	—	7,000	1,612,536	20,329,536

Net income	—	—	—	—	—	—	—	—	—	13,738,615	13,738,615

Distributions to members, $1,936.19 per unit	—	—	—	—	—	—	—	—	—	(7,245,223)	(7,245,223)

Balance, December 31, 2004	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$8,105,928	$26,822,928

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$13,738,615	$6,173,246
Changes to net income not affecting cash
Depreciation	2,525,266	1,946,955
Amortization	40,871	29,502
Gain on equipment disposals	(324,652)	—
(Increase) decrease in current assets
Receivables	1,254,479	(5,421,979)
Inventory	(1,683,656)	(2,819,591)
Investments in commodities contracts	(644,219)	(893,899)
Prepaid expenses	(208,637)	(18,491)
Increase (decrease) in current liabilities
Accounts payable - trade	294,461	3,637,346
Accounts payable to related party	106,956	216,973
Accrued interest	—	(76,030)
Accrued liabilities	112,117	124,575

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,211,601	2,898,607

INVESTING ACTIVITIES
Insurance proceeds on property damaged by fire	993,588	—
Purchase of property and equipment	(2,626,519)	(12,908,826)
Excise and sales taxes refunded on construction contract	98,742	468,266

NET CASH USED FOR INVESTING ACTIVITIES	(1,534,189)	(12,440,560)

FINANCING ACTIVITIES
Advances on notes payable	9,700,000	17,440,626
Advances on notes payable - related party	—	1,000,000
Principal payments on notes payable	(19,336,403)	(2,548,850)
Principal payments on notes payable - related party	—	(1,000,000)
Distributions paid to members, $2,336.19 per unit	(8,742,023)	—
Financing costs paid	(7,500)	(21,432)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(18,385,926)	14,870,344

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,708,514)	5,328,391

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,479,992	151,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$771,478	$5,479,992

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS - Page 2

	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$1,176,009	$1,253,501

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for construction costs	$158,964	$641,455

Financing costs amortized and reclassified to capitalized interest	$—	$4,786

Property and equipment purchases		$14,065,697
Tax increment finance district proceeds and other support	$—	$(1,156,871)

Property and equipment purchases, net	$—	$12,908,826

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

We have recorded an increase to cost of revenues of $3,941,781 and $419,101 related to our derivative contracts for the years ended December 31, 2004 and 2003, respectively.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Earnings per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issue. Diluted earnings per unit are calculated by including dilutive potential capital units in the denominator and adjusting net earnings (loss) as applicable. As of December 31, 2004 and 2003, diluted earnings per unit are equal to basic earnings per unit.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” (SFAS No. 151). The Statement amends and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The statement requires such costs be recognized as current period charges. The statement also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility.

Management has determined that implementation of this pronouncement will not have a material effect on the Company’s financial statements.

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

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4 -       LONG-TERM DEBT

On June 19, 2002, the Company entered into a credit agreement with AgCountry Farm Credit Services, FLCA outlining the terms of its construction, term and revolving financing arrangements. The construction loan was limited to 65% of construction costs of the ethanol plant or $32,500,000. Interest during construction was payable monthly at a variable rate of LIBOR plus 3.14%. On October 1, 2003, the loan converted to a $26,500,000 term loan payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%. The Company converted $6,000,000 of the construction loan to a revolving loan with monthly payments of interest at LIBOR plus 3.14%, plus a ..50% unused commitment fee billed on a quarterly basis beginning with the calendar quarter ending January 1, 2004. On October 1 of each year, the Company must reduce the original amount outstanding by 10% of the amount converted to the revolving loan. The maximum revolving loan amount is reduced each year by this amount. The term and revolving loans have a final maturity date of October 1, 2013. In addition, the Company shall pay, on a quarterly basis, 25% of its free cash flow, not to exceed $1,500,000 in each fiscal year. The construction and term loans are secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts. The Company is subject to certain restrictive covenants. The covenants require minimum ratios, restrict distributions to no more than 75% of net income and limit total capital expenditures without the consent of the lender.

The balance of the notes payable as of December 31, 2004 is as follows:

Notes payable to AgCountry Farm Credit Services
Term note	$22,310,474
Revolving term note	—
22,310,474

Less current portion	2,478,571

$19,831,903

The Company had $5,400,000 available to borrow on the revolving term note as of December 31, 2004.

Minimum principal payments for the next five years are estimated as follows:

Years Ending December 31,	Amount
2005	$2,478,571
2006	2,451,821
2007	2,577,494
2008	2,709,608
2009	2,848,493

Minimum principal payments for the twelve months ending December 31, 2005 include $141,052 related to the calculation of an additional principal payment based on free cash flow.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 5 -       LINE OF CREDIT

On September 1, 2004 the Company obtained an additional $3,000,000 revolving line of credit from AgCountry Farm Credit Services, FLCA. The line of credit is limited to 75% of inventory, hedge accounts and accounts receivables less than 90 days old, calculated on a quarterly basis. The line of credit carries an interest rate equal to LIBOR plus 3.50%, adjusted on a monthly basis, plus a .40% unused commitment fee. Interest and unused commitment fees are payable quarterly beginning on October 1, 2004. The revolving line of credit has a final maturity date of September 1, 2005. As of December 31, 2004 there were no borrowings on the revolving line of credit. The Company had $3,000,000 available to borrow on the revolving line of credit as of December 31, 2004.

NOTE 6 -       GRANT AGREEMENT

The Company was awarded a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $401,000. The Grant was used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. Prior to 2003, the Company had received $337,123 under the Grant agreement. For the year ended December 31, 2003, the Company received $83,848, for a total grant amount of $401,704.

During the year ended December 31, 2003, the Company received a $50,000 grant from Southeast Enterprise Facilitation Project. The grant was used to pay for certain land costs and has been recorded as a reduction in the cost of the land.

NOTE 7 -       MEMBERS’ EQUITY

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

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

The Company offered Class C Capital units with a minimum purchase of ten (10) units per purchaser and Class A Capital Units to producers of agricultural products, with a minimum purchase of two (2) Class A Capital Units per purchaser. For each Class A Capital Unit purchased, the member is obligated to deliver 2,500 bushels of corn to the Company on an annual basis. For all Class A Members, this equates to 3,782,500 bushels of corn delivered annually. Corn is purchased from the Class A Members at a price based on the average market price from surrounding local markets. For the years ended December 31, 2004 and 2003, respectively, the Company purchased 20% and 21% of its total bushels required for production under the obligation related to Class A Capital units.

Upon default on certain obligations of members related to Class A, B and C Capital Units, the Company had the right to redeem the member’s interest at 10% of the price at which the Capital Units were originally offered for sale by the Company. If a member defaulted on the payment of the purchase price pursuant to the promissory note referenced above, the Company had the option to redeem the member’s interest and retain all amounts paid by the member as liquidated damages. During the year ended December 31, 2002, forfeitures and other adjustments resulted in a reduction of subscribed units of 16 Class A units, cancellation of $73,000 of subscriptions receivables and forfeitures of $7,000.

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

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 8 -       INCOME TAXES

The differences between financial statement basis and tax basis of assets as of December 31, 2004 are as follows:

Financial statement basis of assets	$56,047,104
Plus organization and start-up costs capitalized	898,017
Depreciation	(16,568,870)

Tax basis of assets	$40,376,251

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

NOTE 10 -     COMMITMENTS, CONTINGENCIES AND AGREEMENTS

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

Agreements with the Managing Member and certain of its affiliates include:

Management Services – Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member provides day-to-day management of the ethanol plant. The Company pays a management fee of $250,000 annually (the base fee), plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation, and commences no sooner than nine months prior to the operation of the ethanol plant. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement. For the years ended December 31, 2004 and 2003, fees relating to the management services and bonus arrangement were $939,271 and $592,363, respectively.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Marketing Agreements – The Company entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and DDGS. Fees of $.0065 per gallon are payable for administration services and ethanol marketing. Fees of 3% of gross sales, with a minimum annual fee of $200,000, are payable for marketing DDGS. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements. For the years ended December 31, 2004 and 2003, fees relating to the marketing agreements were $668,663 and $436,620, respectively.

Corn Price Risk Management Agreement – The Company has entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is $50,000 annually. The agreement has a term of 1 year and commences upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration. For the years ended December 31, 2004 and 2003, fees relating to this agreement were $52,000 and $47,667, respectively.

Minimum payments related to these agreements are as follows:

Years Ending December 31,	Amount

2005	$622,616
2006	564,121
2007	578,685
2008	593,833
2009	609,586
2010-2013	2,608,865

$5,577,706

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Years Ending December 31,	Amount
2005	$352,600
2006	352,600
2007	352,600
2008	352,600
2009	352,600
2010-2013	1,116,500
Total	2,879,500
Less amount representing interest	539,000
Total at present value	$2,340,500

Electricity – The agreements provide the Company with electric service for a term of 5 years. The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

Years Ending December 31,	Amount

2005	$338,000
2006	349,000
2007	360,000
2008	124,000
2009	—
$1,171,000

Line of Credit – During the year ended December 31, 2004, the Company renewed a $1,600,000 line of credit agreement with Home Federal Bank at a reduced amount of $1,250,000. The line of credit agreement is required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the line of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $1,250,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the line of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the line of credit is March 1, 2005. The line of credit is secured by a lien on the Company’s real and personal property. As of December 31, 2004, there was no outstanding balance on the line of credit.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $1,250,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $32,000 and $25,000 for the guarantee fee for the years ended December 31, 2004 and 2003, respectively.

The Company receives incentives related to the production of ethanol as follows:

Incentives – Great Plains Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $5,833,272 and $5,371,895 has been earned for the USDA program years ended September 30, 2004 and 2003, respectively. Incentive revenue of $4,893,450 and $7,080,085 was recorded for the years ended December 31, 2004 and 2003, respectively.

Great Plains Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $666,667 and $583,334 was recorded for the years ended December 31, 2004 and 2003, respectively.

NOTE 11 -     RELATED PARTIES

Certain owners of Class A, Class B and Class C Capital Units are parties to agreements with the Company. Related party agreements with the Managing Member and its affiliates are described in Note 7 and Note 10.

NOTE 12 -     RETIREMENT PLAN

On April 1, 2004, the Company set up a 401(k) profit sharing plan for substantially all employees who work more than 1,000 hours per year. Employees can make voluntary contributions up to federally designated limits. The Company does not match any voluntary contributions made. Eligible employees are always fully vested in their account balances resulting from employee voluntary contributions. The Company 401(k) expense for the year ended December 31, 2004 was $325.

NOTE 13 -     SUBSEQUENT EVENTS

On March 1, 2005 the Company renewed the line of credit with Home Federal Bank referenced in Note 10. The new maturity date on the line of credit is March 1, 2006, and the amount of the line of credit is $1,125,000.