Form 10-Q
period 2005-03-31
GREAT PLAINS ETHANOL LLC
filed 2005-05-16
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 0-49779

GREAT PLAINS ETHANOL, LLC

(Exact name of registrant as specified in its charter)

SOUTH DAKOTA	46-0459188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27716 462nd Avenue, Chancellor, South Dakota 57015

(Address of principal executive offices)

(605) 647-0040

(Issuer’s telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of membership units of each class issued and outstanding as of May 2, 2005 was as follows: Class A: 1,513; Class B: 200; and Class C: 2,029.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

Table of Contents
Page

UNAUDITED FINANCIAL STATEMENTS
Balance Sheet	3
Operations	5
Cash Flows	6
Notes to Financial Statements	8

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

ASSETS
	March 31,	December 31,
	2005	2004*
CURRENT ASSETS
Cash and cash equivalents	$1,789,950	$771,478
Receivables
Ethanol - related party	4,594,049	3,409,859
Distillers grain	421,880	487,533
Incentives	109,630	317,117
Excise and sales tax refund	185,725	185,725
Other	5,862	2,226
Inventory
Raw materials	980,803	1,369,527
Finished goods	2,107,404	2,221,080
Work in process	345,186	381,277
Parts inventory	588,292	531,363
Investment in commodities contracts	1,721,318	1,538,118
Prepaid expenses	462,138	265,756
Total current assets	13,312,237	11,481,059

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,556,518	3,556,518
Buildings	8,896,802	8,889,160
Equipment	36,077,693	35,977,210
	48,801,223	48,693,098
Less accumulated depreciation	(5,087,714)	(4,427,854)
Net property and equipment	43,713,509	44,265,244

OTHER ASSETS
Financing costs, net of amortization	288,333	299,801
Other	1,000	1,000
	289,333	300,801

	$57,315,079	$56,047,104

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

LIABILITIES AND MEMBERS’ EQUITY

	March 31,	December 31,
	2005	2004*
CURRENT LIABILITIES

Accounts payable - trade	$3,149,456	$3,937,022
Accounts payable - construction costs	—	152,143
Accounts payable to related party	249,712	334,929
Accounts payable to related party - construction costs	—	6,821
Accrued distribution	—	2,245,200
Other accrued liabilities	285,683	237,587
Current portion of long-term debt	2,374,899	2,478,571

Total current liabilities	6,059,750	9,392,273

LONG-TERM DEBT	19,205,006	19,831,903

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—	—
Additional paid-in capital	7,000	7,000
Retained earnings	13,333,323	8,105,928

Total members’ equity	32,050,323	26,822,928

	$57,315,079	$56,047,104

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004

REVENUES
Sales – related party	$18,167,272	$15,127,667
Sales	3,754,088	3,267,144
Incentive revenue	209,227	4,426,062
Total revenues	22,130,587	22,820,873

COST OF REVENUES	15,770,576	13,781,718

GROSS PROFIT	6,360,011	9,039,155

OPERATING EXPENSES
General and administrative	843,527	859,538

INCOME FROM OPERATIONS	5,516,484	8,179,617

OTHER INCOME AND (EXPENSES)
Interest income	1,672	6,102
Interest expense	(291,446)	(312,989)
Other	685	897
Total other income and expenses	(289,089)	(305,990)

NET INCOME	$5,227,395	$7,873,627

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$1,397	$2,104

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004

OPERATING ACTIVITIES
Net income	$5,227,395	$7,873,627
Changes to net income not affecting cash
Depreciation	659,860	628,640
Amortization	11,468	9,593
(Increase) decrease in current assets
Receivables	(914,686)	(1,963,579)
Inventory	481,562	(1,781,510)
Investments in commodities contracts	(183,200)	(1,482,964)
Prepaid expenses	(196,382)	(448,468)
Increase (decrease) in current liabilities
Accounts payable - trade	(787,566)	(162,960)
Accounts payable to related party	(85,217)	(314,938)
Accrued liabilities	48,096	54,773

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,261,330	2,412,214

INVESTING ACTIVITIES
Purchase of property and equipment	(267,089)	(13,348)
Excise and sales taxes refunded on construction contract	—	20,352

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(267,089)	7,004

FINANCING ACTIVITIES
Advances on notes payable	3,500,000	—
Principal payments on notes payable	(4,230,569)	(3,054,009)
Distributions paid to members, $600 and $1,000 per unit	(2,245,200)	(3,742,000)

NET CASH USED FOR FINANCING ACTIVITIES	(2,975,769)	(6,796,009)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,018,472	(4,376,791)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	771,478	5,479,992

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,789,950	$1,103,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$291,446	$312,989

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the remaining year ending December 31, 2005.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2004.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  We have recorded a decrease to cost of revenues of $183,200 and $1,852,964 related to our derivative contracts for the three months ended March 31, 2005 and 2004, respectively.

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

NOTE 3 -         LONG-TERM DEBT

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

The balance of the notes payable as of March 31, 2005 is as follows:

Notes payable to AgCountry Farm Credit Services
Term Note	$21,579,905
Revolving Term Note	—
21,579,905

Less current portion	2,374,899

$19,205,006

The Company had $5,400,000 available to borrow on the revolving term note as of March 31, 2005.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Minimum principal payments for the next five years are estimated as follows:

Year Ending March 31,	Amount

2006	$2,374,899
2007	2,506,044
2008	2,644,430
2009	2,790,458
2010	2,944,550

NOTE 4 -       LINE OF CREDIT

On September 1, 2004 the Company obtained an additional $3,000,000 revolving line of credit from AgCountry Farm Credit Services, FLCA.  The line of credit is limited to 75% of inventory, hedge accounts and accounts receivables less than 90 days old, calculated on a quarterly basis.  The line of credit carries an interest rate equal to LIBOR plus 3.50%, adjusted on a monthly basis, plus a ..40% unused commitment fee.  Interest and unused commitment fees are payable quarterly beginning on October 1, 2004.  The revolving line of credit has a final maturity date of September 1, 2005.  As of March 31, 2005 there were no borrowings on the revolving line of credit.  The Company had $3,000,000 available to borrow on the revolving line of credit as of March 31, 2005.

NOTE 5 -       COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives — Great Plains Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. Each producer is limited to 5% of the program, or $7.5 million and $5.0 million, per government fiscal years of October 1 through September 30, 2004 and 2005, respectively.  Revenue of $335,089 and $6,050,919 has been earned for the USDA program years ended September 30, 2005 and 2004, respectively.  Incentive revenue of $89,268 and $4,342,729 was recorded for the three months ended March 31, 2005 and 2004, respectively.

Great Plains Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $119,959 and $83,333 was recorded for the three months ended March 31, 2005 and 2004, respectively.  The State of South Dakota has paid its maximum amount allowable under the program through June 30, 2005. Therefore, no additional incentive revenue is available to the Company until July 1, 2005.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 -         SUBSEQUENT EVENTS

On April 5, 2005 Great Plains Ethanol entered into an agreement with Broin & Associates, Inc. regarding certain new production technology and patent rights.  The agreement gives the Company the right to use new process and raw starch technology developed by Broin & Associates.  The estimated costs for additional property, plant and equipment related to the new technology is approximately $5 million.  We anticipate obtaining additional debt financing from our current lender, AgCountry Farm Credit Services, FLCA, to cover the costs associated with implementing the new technology.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report, and our audited financial statements for our most recently completed fiscal year included in our latest annual report on Form 10-KSB. This report contains forward-looking statements, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our future operations.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn and other commodities, including gasoline, and general economic conditions.  The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements. In particular:

•      Demand for ethanol is largely driven by federal and state programs and regulations, which are subject to change.   The ethanol industry is also increasingly competitive, with additional plants in operation, under construction and in the planning stages. With additional plants coming on line in the near future, the supply of ethanol will increase which, if the demand does not grow accordingly or is unaided by government policies and programs like a federal Renewable Fuels Standard, could adversely impact the price of ethanol and our operating results.

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

•      The ethanol industry and our operating income may be adversely impacted by a decrease in or termination of government subsidies and other forms of financial incentives; a termination of government environmental and tax policies and programs that encourage the production and use of ethanol; or, the prevention or delay of new government policies and programs that encourage the use of ethanol.

•      Any lowering of gasoline prices will likely lead to lower prices for ethanol and adversely affect our operating results.

•      The ethanol industry and our business are sensitive to corn and natural gas prices.  When corn and natural gas prices increase our operating results may suffer.  When corn and natural gas prices fluctuate significantly, our cost of revenues and operating results may be adversely affected by the use of hedging instruments under our risk management program.

•      While we have recently entered into a new license agreement with Broin and Associates, Inc., which includes the incorporation of a new raw starch technology, there are no assurances that the new technology will improve our operations overall.

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

Overview

We are engaged in the production of fuel-grade ethanol and distillers grains. Our plant is located near Chancellor, South Dakota. We commenced operations in March of 2003. Our supply of corn for the production of ethanol and distillers grains is obtained from the local corn market, our members and local corn producers. Ethanol produced at the plant is sold to Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that we receive from the sale of ethanol to Ethanol Products is based upon a price that Ethanol Products sets with its customers. Distillers grains are sold through Dakota Gold Marketing, which markets and sells the product to livestock feeders.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of our revenue because of the means by which the programs structure, fund, and condition the payments. The price of ethanol is historically influenced by factors such as supply and demand, prices of unleaded gasoline, weather, and government policies and programs, although recently the price of unleaded gasoline has become much less of an influence. The price of distillers grains is historically influenced by supply and demand and prices of corn, soybean meal and other animal feed protein products. The two largest costs of production are corn and natural gas. The cost of corn and natural gas is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management strategy used to protect against the price volatility of these commodities.

We experienced strong earnings during the first three months of 2005, primarily due to strong ethanol sales and low and stable corn costs.  However, despite record gasoline prices in the first quarter of 2005, which typically translate into higher ethanol prices, ethanol prices are currently trending downward because of an imbalance in supply and demand of ethanol nationwide.  The supply of ethanol remains high because new production facilities are coming on-line in the Midwest without a corresponding increase in the creation of new markets. The additional supply could be partially offset in the next several months if blenders begin using more ethanol in the blending process due to the widening price gap between unleaded gasoline and ethanol.  If this does not occur, we could continue to see lower prices for ethanol, which will have an adverse effect on our earnings through the remainder of 2005. While passage by Congress of a Renewable Fuels Standard in currently proposed legislation may alleviate the supply situation in the future, it is unlikely to alleviate it through 2005.

We recently started the process of incorporating new technology into the production process. On April 5, 2005, we entered into a licensing agreement with Broin and Associates, Inc. for the use of certain technology developed by Broin and Associates. As part of this licensing agreement, we will be incorporating new raw starch technology (“BPX”) in the fermentation process.  While we are uncertain at this time about the specific impact of BPX, we expect that BPX will generally reduce energy costs and improve overall plant performance. Incorporating BPX requires that certain capital improvements be made to the plant, which we estimate will cost approximately $5 million.  The capital improvements will be primarily made in corn milling and fermentation processes, and will be completed by Broin and Associates. We anticipate financing these improvements with Ag Country Farm Credit Services, our primary lender.

Results of Operations

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31, 2005		Quarter Ended March 31, 2004
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	18,167,272	82.1	15,127,667	66.3
Distillers Grains	3,754,088	17.0	3,267,144	14.3
Incentive	209,227	0.9	4,426,062	19.4
Total	22,130,587	100.0	22,820,873	100.0

Cost of Revenue	15,770,576	71.3	13,781,718	60.4

General and Administrative Expense	843,527	3.8	859,538	3.8

Other Operating Income (Expense)	(289,089)	1.3	(305,990)	1.3

Net (Loss) Income	5,227,395	23.6	7,873,627	34.5

Revenue-Our revenue decreased $690,286, or 3.0%, to $22,130,587 for the quarter ended March 31, 2005 from $22,820,873 for the first quarter of 2004.  While our ethanol and distillers grains revenues were higher for the first three months of 2005, as compared to 2004, the decrease in incentive revenue more than offset the revenue increases from ethanol and distillers grains, resulting in a decrease of total revenue.

Revenue from the sale of ethanol increased 20.1% from the three months ended March 31, 2004 to the three months ended March 31, 2005.  The increase was due to a 13.2% increase in ethanol prices and a 6.1% increase in volume sold from the first quarter 2004, as compared to the first quarter 2005.  The price increase was primarily attributed to unleaded gasoline remaining at higher prices than last year, plus a continued strong demand for ethanol during the first three months of the year.  The volume increase was primarily the result of enhanced plant efficiencies occurring in 2004.

Although we experienced overall higher prices for ethanol during the first quarter of 2005, as compared to 2004, ethanol prices are currently declining.  It remains uncertain if new markets will be established to offset the anticipated increase in ethanol production in 2005.  We anticipate that increased production without expanded markets will continue to put downward pressure on ethanol prices, which will have an adverse effect on our ethanol revenues and margins.

Revenue from the sale of distillers grains increased 14.9% from the three months ended March 31, 2004 to the three months ended March 31, 2005. While the price of distillers grains remained relatively constant for the comparative quarters, the increase in distillers grains’ revenue was primarily due to a 6.4% increase in sales volume.  The increased sales volume was a result of an 8.4% increase in ethanol production from the first quarter of 2004, as compared to 2005.  As ethanol production increases, a corresponding increase of distillers grains is produced, which results in increased tons of distillers grains available for sale.

Incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased 98% to $89,268 for the quarter ended March 31, 2005 from $4,342,729 for the first quarter of 2004.  The decrease was due to how the program structures and conditions the payments. The payments are based in part on a plant’s increase in production from the previous year’s corresponding quarter. Since the increase in production between the first quarter of 2004 to 2005 was significantly less than the increase in production between the first quarter of 2003 to 2004, our incentive revenues decreased dramatically.  We expect to receive only a nominal amount under this program for the remainder of 2005 because we do not anticipate a significant increase in ethanol production over 2004 levels.

Incentive revenue from the State of South Dakota was $119,959 for the quarter ended March 31, 2005, as compared to $83,333 for the first quarter of 2004.  Due to the nature and timing of payments to producers under this program, we do not anticipate any material changes in state incentive revenues for 2005, as compared to 2004. Like in 2004, the State of South Dakota has paid its maximum amount allowable under the program through June 30, 2005. Therefore, no additional revenue will be available to us until the new 2006 program year starting on July 1, 2005.

Cost of Revenue- Cost of revenues increased 14.4% to $15,770,576 for the quarter ended March 31, 2005 from $13,781,718 for the first quarter of 2004.  The increase in the cost of revenues occurred primarily because of the 8.4% increase in production volume, as mentioned above, along with an 8.4% increase in the overall cost of corn.  The increase in the overall cost of corn was primarily caused by differences in the risk management strategy currently being employed, as compared to the strategy employed in 2004.  Due to the record corn crop produced in 2004 and a substantial carryout of corn bushels into 2005, we do not anticipate extreme price volatility during the summer of 2005 as we did in 2004.  Therefore, our risk management strategy currently is to protect against short-term price volatility and to continue analyzing current market trends before any potential long-term price protection is implemented.  This strategy differs from the strategy we had in place during the first three months of 2004 in that, in 2004, we protected our corn ownership for a longer period through the use of hedging and forward contracts, in anticipation of extreme price volatility in the corn market.  As the market price of corn increased during the first three months of 2004, the hedge positions increased in value resulting in gains and a decrease in the overall cost of corn and cost of revenues.  Gains from hedging and forward contracts were $2,448,288 for the quarter ended March 31, 2004, compared to gains of $128,178 for the quarter ended March 31, 2005.

Natural gas cost increased 6% to $2,985,446 for the quarter ended March 31, 2005 from $2,816,559 for the first quarter of 2004.  The increase was due to a 4.6% increase in volume, along with a 12.8% increase in the cost per decatherm of natural gas.  Due to the overall strength of the energy markets, the price of natural gas continues to remain high, which we anticipate will continue over the remainder of 2005.

General and Administrative Expenses- General and administrative expenses decreased 1.8% to $843,527 for the quarter ended March 31, 2005 from $859,538 for the first quarter of 2004.  The decrease was attributed primarily to lower management fees associated with the decreased net income in 2005, as compared to 2004.  General and administrative expenses as a percentage of sales, however, remained unchanged at 3.8%.

Interest Expense- Interest expense decreased 6.9% to $291,446 for the quarter ended March 31, 2005 from $312,989 for the first quarter of 2004.  The decrease was attributed primarily to a reduction in short-term and long-term debt obligations.  Interest expense as a percentage of sales remained unchanged at 1.3%.

Net Income- Net income decreased 33.6% to $5,227,395 for the quarter ended March 31, 2005 from $7,873,627 for the first quarter of 2004. This change was primarily caused by, as discussed above, the increase in cost of revenues, along with a substantial decrease in incentive revenues.

We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, minor capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from our operating activities.  We expect to finance the capital expenditures for BPX, with a new variable-rate, long-term loan with our primary lender.

Liquidity and Capital Resources

The following table shows the cash flows between the three months ended March 31, 2005 and the three months ended March 31, 2004:

	Three Months Ended March 31,
	2005	2004
	$	$
Net cash provided by operating activities	4,261,330	2,412,214
Net cash (used for) provided by investing activities	(267,089)	7,004
Net cash (used for) financing activities	(2,975,769)	(6,796,009)

Cash Flow From Operating Activities-Operating activities provided $4.26 million for the three months ended March 31, 2005, compared to $2.41 million for the three months ended March 31, 2004.  The funds provided in the three months ended March 31,

2005 consisted of net income of $5.23 million and non-cash expenses of $0.67 million, offset by an increase of $0.81 million in current assets and a decrease of $0.83 million in current liabilities.  The change in working capital for the three months ended March 31, 2005 was significantly less than the change that occurred for the three months ended March 31, 2004, primarily due to decreased incentive revenues, inventory values, and hedge positions in 2005.

Cash Flow From Investing Activities-Investing activities used approximately $267,000 for the three months ended March 31, 2005, compared to providing cash of $7,000 for the three months ended March 31, 2004.  During the first quarter of 2005, the company purchased equipment for minor plant improvements totaling $267,000.  This included an initial payment for a backup generator to be installed at the plant.  Our purchases during the first quarter of 2004 consisted of small equipment purchases, offset by an excise tax refunded to us by the State of South Dakota on the original construction contract for the plant.

Cash Flow From Financing Activities-Net cash used for financing activities was $2.98 million for the three months ended March 31, 2005, compared to $6.80 million for the three months ended March 31, 2004.  During the three months ended March 31, 2005, we had advances of $3.5 million on short-term financing for corn and natural gas purchases, paid $4.23 million on short-term financing and long-term debt obligations and made a distribution to our members of $2.25 million.

Indebtedness

                AgCountry Farm Credit Services is our primary lender.  As of March 31, 2005, we had three notes with AgCountry Farm Country Services pursuant to a Credit Agreement dated June 19, 2002 and amendment dated September 1, 2004: a $26.5 million variable-rate note, a $6.0 million variable-rate, revolving credit note, and a $3.0 million variable-rate, revolving line of credit note.  We are currently negotiating with AgCountry, however, to refinance our existing debt and finance the capital improvements for BPX. We anticipate that the $26.5 million variable-rate note will be replaced by a new note with substantially similar terms to the present note, except that the free cash flow payment will not be required; the $6.0 million and $3.0 million variable rate, revolving notes will be refinanced with a single new $8.0 million variable-rate, revolving note; and a separate $5.0 million loan and note will finance BPX.

Until the refinancing takes place, the $26.5 million variable-rate note bears interest equal to LIBOR plus 2.64% per annum.  This note requires quarterly payments of interest and principal on the basis of a ten-year term.  In addition, we are required to prepay AgCountry each quarter 25% of the free cash flow for such quarter, not to exceed $1.5 million in each fiscal year.  For the three months ended March 31, 2005, we made principal and free cash flow payments of $730,569, compared to payments of $554,009 for the three months ended March 31, 2004. As of March 31, 2005, the variable rate was 5.41% and the principal balance outstanding was $21,579,905.

The $6.0 million variable-rate, revolving-credit note bears interest equal to LIBOR plus 3.14 % per annum, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  The revolving feature permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $6 million.  This note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period.  In addition, we are required to pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when principal and interest is due in full.  As of March 31, 2005, the variable rate was 5.91% and there was no principal balance outstanding, compared to a variable rate of 4.24% and principal balance outstanding of $3,500,000 as of March 31, 2004. The maximum we could borrow under the note was $5.4 million as of March 31, 2005.

The $3.0 million variable rate, revolving line of credit note is to fund working capital.  The line of credit bears interest equal to LIBOR plus 3.50% per month, and requires quarterly payments of interest based on the unpaid balance.  There is a 0.40% annual commitment fee assessed quarterly on any funds not borrowed.  The revolving feature permits us to borrow the difference between the unpaid principal balance and the maximum amount allowable under the line which was $3 million. Repayment is without penalty, at which time we can once again borrow the maximum amount allowable.  As of March 31, 2005, the variable rate was 6.41% and there was no principal balance outstanding.

Under our amended Natural Gas Distribution Delivery Agreement with NorthWestern Energy Corporation, dated February 28, 2005, NorthWestern has not been required to draw on the letter of credit as of March 31, 2005. Accordingly, there was no principal balance outstanding on the line of credit with Home Federal Bank as of March 31, 2005 or the date of this filing.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued the following pronouncements: 1) Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 20.  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance-that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity; 2) Statement No. 123 (revised 2004), Share Based Payment.  This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments; and,

3) Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” (SFAS No. 151). The statement amends and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The statement requires such costs be recognized as current period charges.  The statement also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility.

We have reviewed these pronouncements and determined that implementation of these pronouncements will not have a material effect on the financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements necessarily requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  We continually evaluate these estimates based on assumptions we believe to be reasonable under the circumstances.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments and complexity:

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

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows.  Management does not expect a material impairment of assets based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

Inventory Valuation

We account for our corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal.  We derive our estimates from local market prices determined by grain terminals in our area.  Change in the market value of corn inventory is recognized as a component of cost of revenues.  Ethanol and distillers grains’ inventories are stated at net realizable value.  Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the March 31, 2005 and December 31, 2004 balance sheets at their fair market value.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use forward, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and as such are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process, and as such, we are sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st — November 7th) and withdrawal (November 14th — March 31st) seasons.

We attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies.  Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily cash management of our total corn and natural gas ownership relative to our monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

Corn is hedged with derivative instruments including futures and options contracts offered through the Chicago Board of Trade. Forward cash corn and basis contracts are also utilized to minimize future price risk.  Likewise, natural gas is hedged with futures and options contracts offered through the New York Mercantile Exchange.  Basis contracts are also utilized to minimize future price risk.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of March 31, 2005 and March 31, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Quarter Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2005	$4,631,599	$463,160
March 31, 2004	$20,255,340	$2,025,534

Interest Rate Risk

Our interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, as of March 31, 2005, we had $21.58 million in variable-rate, long-term debt, the variable rate being 5.41%. We manage interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt if we believe market conditions warrant the conversion of variable rate to fixed rate debt.  As of March 31, 2005, we had no outstanding principal balances in fixed rate, long-term debt.  All outstanding balances were subject to variable interest rate fluctuations.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report, has concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no changes in the our internal control during the fiscal first quarter ended March 31, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits. See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: May 16, 2005
	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fourth Amended and Restated Operating Agreement dated February 17, 2005 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
10.1	Technology and Patent Rights License Agreement dated April 5, 2005 (6)
10.2	Design-Build Agreement with Broin and Associates, Inc. dated April 5, 2005
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)  Incorporated by reference from Appendix A to issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001 (File No. 333-56368).

(2)  Incorporated by referenced from Exhibit 3.5.to the issuer’s Form 10-KSB filed with the Commission on March 31, 2005.

(3)  Incorporated by reference from Exhibit 4.1 to the issuer’s Form SB-2 filed with the Commission on February 28, 2001 (File No. 333-56368).

(4)  Incorporated by reference from Exhibit 4.2 to the issuer’s Form SB-2 filed with the Commission on February 28, 2001(File No. 333-56368).

(5)  Incorporated by reference from Exhibit 4.3 to the issuer’s Form SB-2 filed with the Commission on February 28, 2001(File No. 333-56368).

(6) Certain information in this exhibit has been omitted and is being filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.