Form 10-Q
period 2005-06-30
GREAT PLAINS ETHANOL LLC
filed 2005-08-15
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of August 1, 2005 was as follows: Class A: 1,513; Class B: 200; and Class C: 2,029.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

	June 30, 2005	December 31, 2004*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$821,040	$771,478
Receivables
Ethanol - related party	5,692,996	3,409,859
Distillers grain	420,746	487,533
Incentives	84,249	317,117
Excise and sales tax refund	208,208	185,725
Other	15,445	2,226
Inventory
Raw materials	734,203	1,369,527
Finished goods	1,941,290	2,221,080
Work in process	369,581	381,277
Parts inventory	709,538	531,363
Investment in commodities contracts	1,578,181	1,538,118
Prepaid expenses	464,025	265,756
Total current assets	13,039,502	11,481,059

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,556,518	3,556,518
Buildings	8,896,802	8,889,160
Equipment	35,948,766	35,565,149
Construction in process	3,419,672	412,061
	52,091,968	48,693,098
Less accumulated depreciation	(5,748,002)	(4,427,854)
Net property and equipment	46,343,966	44,265,244

OTHER ASSETS
Financing costs, net of amortization	276,866	299,801
Other	1,000	1,000
	277,866	300,801

	$59,661,334	$56,047,104

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

	June 30, 2005	December 31, 2004*
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES

Accounts payable - trade	$2,766,228	$3,937,022
Accounts payable - construction costs	—	152,143
Accounts payable to related party	152,249	334,929
Accounts payable to related party - construction costs	1,773,988	6,821
Accrued distribution	—	2,245,200
Other accrued liabilities	245,658	237,587
Current portion of long-term debt	2,424,940	2,478,571

Total current liabilities	7,363,063	9,392,273

LONG-TERM DEBT	21,059,907	19,831,903

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—	—
Additional paid-in capital	7,000	7,000
Retained earnings	12,521,364	8,105,928

Total members’ equity	31,238,364	26,822,928

	$59,661,334	$56,047,104

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004

REVENUES
Sales - related party	$34,029,972	$15,862,700	$33,107,626	$17,979,959
Sales	7,204,995	3,450,907	6,268,889	3,001,745
Incentive revenue	323,486	114,259	4,291,749	(134,313)
Total revenues	41,558,453	19,427,866	43,668,264	20,847,391

COST OF REVENUES	32,354,783	16,584,207	36,276,210	22,494,492

GROSS PROFIT	9,203,670	2,843,659	7,392,054	(1,647,101)

OPERATING EXPENSES
General and administrative	1,574,201	730,674	1,291,440	431,902

INCOME (LOSS) FROM OPERATIONS	7,629,469	2,112,985	6,100,614	(2,079,003)

OTHER INCOME AND (EXPENSES)
Interest income	10,020	8,348	7,902	1,800
Interest expense	(608,149)	(316,703)	(587,988)	(274,999)
Other	3,496	2,811	3,424	2,527
Total other income and expenses	(594,633)	(305,544)	(576,662)	(270,672)

NET INCOME (LOSS)	$7,034,836	$1,807,441	$5,523,952	$(2,349,675)

BASIC AND DILUTED INCOME (LOSS) PER CAPITAL UNIT	$1,880	$483	$1,476	$(628)

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

OPERATING ACTIVITIES
Net income	$7,034,836	$5,523,952
Changes to net income not affecting cash
Depreciation	1,320,148	1,236,283
Amortization	22,935	19,185
(Increase) decrease in current assets
Receivables	(1,996,701)	(1,219,029)
Receivable-insurance claim	—	(18,063)
Inventory	748,635	247,077
Investments in commodities contracts	(40,063)	(135,173)
Prepaid expenses	(198,269)	(368,408)
Increase (decrease) in current liabilities
Accounts payable - trade	(1,170,794)	327,329
Accounts payable to related party	(182,680)	(840,573)
Accrued liabilities	8,071	107,472

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,546,118	4,880,052

INVESTING ACTIVITIES
Insurance proceeds on property damaged by fire	—	350,000
Purchase of property and equipment	(1,806,329)	(1,193,560)
Excise and sales taxes refunded on construction contract	—	28,295

NET CASH USED FOR INVESTING ACTIVITIES	(1,806,329)	(815,265)

FINANCING ACTIVITIES
Advances on notes payable	6,600,000	3,800,000
Principal payments on notes payable	(5,425,627)	(8,924,005)
Distributions paid to members, $1,300 and $1,000 per unit	(4,864,600)	(3,742,000)

NET CASH USED FOR FINANCING ACTIVITIES	(3,690,227)	(8,866,005)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,562	(4,801,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	771,478	5,479,992

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$821,040	$678,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$608,149	$587,988

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for construction costs	$1,773,988	—

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the remaining year ending December 31, 2005.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  We have recorded a decrease to cost of revenues of $490,063 and an increase to cost of revenues of $1,200,827 related to our derivative contracts for the six months ended June 30, 2005 and 2004, respectively.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-product are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), shipping costs on sales, and direct labor costs.

Shipping costs incurred by the Company are recorded as a component of cost of revenues.  Shipping costs in cost of revenues include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and internal transfer costs.

General and Administrative Expenses

The primary components of general and administrative expenses are management fee expense, administrative payroll expense, insurance expense, and professional fee expense (legal and audit).

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

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The balance of the notes payable as of June 30, 2005 is as follows:

Notes payable to AgCountry Farm Credit Services
Term Note	$20,984,847
Revolving Term Note	2,500,000
23,484,847

Less current portion	2,424,940

$21,059,907

The Company had $2,900,000 available to borrow on the revolving term note as of June 30, 2005.

Minimum principal payments for the next five years are estimated as follows:

Year Ending June 30,	Amount

2006	$2,737,440
2007	3,194,941
2008	3,348,613
2009	3,511,474
2010	3,784,074

NOTE 4 - LINE OF CREDIT

On September 1, 2004 the Company obtained an additional $3,000,000 revolving line of credit from AgCountry Farm Credit Services, FLCA.  The line of credit is limited to 75% of inventory, hedge accounts and accounts receivables less than 90 days old, calculated on a quarterly basis.  The line of credit carries an interest rate equal to LIBOR plus 3.50%, adjusted on a monthly basis, plus a ..40% unused commitment fee.  Interest and unused commitment fees are payable quarterly beginning on October 1, 2004.  The revolving line of credit has a final maturity date of September 1, 2005.  As of June 30, 2005, there were no borrowings on the revolving line of credit.  The Company had $3,000,000 available to borrow on the revolving line of credit as of June 30, 2005.

NOTE 5 - COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives – The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year.  Each producer is limited to 5% of the program, or $7.5 million and $5.0 million, per government fiscal years of October 1 through September 30, 2004 and 2005, respectively.  Revenue of $367,421 and $5,833,272 has been earned thus far for the USDA program years ended September 30, 2005 and 2004, respectively.  Incentive revenue of $121,600 and $4,125,082 was recorded for the six months ended June 30, 2005 and 2004, respectively.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $201,886 and $166,667 was recorded for the six months ended June 30, 2005 and 2004, respectively.

On April 5, 2005, the Company entered into an agreement with Broin & Associates, Inc. regarding certain new production technology and patent rights.  The agreement gives the Company the right to use new process and raw starch technology developed by Broin & Associates.  The current estimated costs for additional property, plant and equipment related to the new technology is approximately $5.2 million.  As of June 30, 2005, we have paid $3.3 million of the costs associated with the new production technology.  Thus far, payments made for the new technology have come from current cash flow.  On July 12, 2005, we obtained $5 million in additional debt financing from our current lender, AgCountry Farm Credit Services, FLCA, to cover the costs associated with implementing the new technology, as discussed below.

NOTE 6 - SUBSEQUENT EVENTS

On July 12, 2005, the Company entered into a second amended Credit Agreement with AgCountry. The amendment makes no material changes to the terms of the existing $26.5 million variable rate note except to eliminate the quarterly free cash flow payment as discussed in Note 3 above.

The second amendment converts and refinances the $6.0 million variable-rate, revolving-credit note and $3.0 million variable rate, revolving line of credit into an $8.0 million variable rate, revolving loan and note.  The interest rate is LIBOR plus 3.0%.  The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, and is subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, the Company must pay any principal balance outstanding that exceeds $4 million, after which and until maturity on October 1, 2013 the revolving feature will permit us to borrow the difference between the principal balance outstanding and $4 million.

The second amendment also creates a new $5.0 million variable rate note to finance additional property, plant and equipment related to our use of new process and raw starch technology as discussed in Note 5 above.  The interest rate is LIBOR plus 3.0%.  Quarterly principal payments of $156,250 plus accrued interest begin on January 1, 2006 and continue until maturity on October 1, 2013. Prepayment is without penalty unless we prepay the loan with sources other than funds internally generated from our operations, at which time the prepayment penalty is 2.0% of net income.

The three loans and notes are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights set forth under our original Credit Agreement dated June 19, 2002. In addition to standard covenants and conditions in the amended Credit Agreement, we are subject to the following covenants and/or conditions: 1) fixed charge coverage ratio of not less than 1.15:1.00; 2) owner’s equity ratio of 42% on December 31, 2005, 44% on December 31, 2006, 46% on December 31, 2007, 48% on December 31, 2008, and 50% on December 31, 2009 through maturity; 3) capital expenditure limitation of $750,000 annually except as it relates to the new production and process technology; 4) current ratio coverage of 1.2:1; 5) minimum working capital of $5 million including the unadvanced portion of the $8.0 million revolving note; and 6) cash distributions to members not to exceed 75% of net income unless owner’s equity ratio exceeds 60% and working capital exceeds $6 million, at which time distributions to members can be made up to 100% of net income.

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

•                  While we recently entered into a new license agreement with Broin and Associates, Inc., including the incorporation of a new raw starch technology, there are no assurances that the new technology will improve operations overall.

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

Overview

We are engaged in the production of fuel-grade ethanol and distillers grains in Chancellor, South Dakota. We commenced production in March 2003.  Our supply of corn for the production of ethanol and distillers grains is obtained from the local corn market, our members and local corn producers. Ethanol produced at the plant is sold to Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that we receive from the sale of ethanol to Ethanol Products is based upon the price that Ethanol Products receives from the sale to its customers. Distillers grains are sold through Dakota Gold Marketing, which markets and sells the product to livestock feeders.

The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline, weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand and prices of corn and soybean meal and other animal feed protein. The two largest costs of production are corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management strategy used to protect against the price volatility of these commodities.

We experienced strong earnings during the first six months of 2005, primarily due to strong ethanol sales and low and stable corn costs.  However, despite record gasoline prices in the first six months of 2005, which typically translates into higher ethanol prices, ethanol prices did not adhere to the gasoline price trend because of an imbalance in the supply and demand of ethanol nationwide. This imbalance caused prices of ethanol to decline during the second quarter of 2005, which adversely affected our ethanol revenues.  The supply of ethanol remains high because new production facilities are coming on line without a corresponding increase in new markets. The additional supply could be partially offset in the next several months if blenders use more ethanol in the blending process.  If this does not occur, we could see lower prices for ethanol, which will have an adverse effect on our earnings through the remainder of 2005. While the new federal energy bill signed into law on August 8, 2005, which contains a renewable fuels standard requiring 4.0 billion gallons of ethanol and biodiesel be used in motor vehicles in 2006 and 7.5 billion gallons of ethanol and biodiesel be used in motor vehicles by 2012, should have a positive impact on the supply situation, its impact is not likely to be felt until next year.

We are continuing with the process of incorporating new technology into the production process.  On April 5, 2005, we entered into a licensing agreement with Broin and Associates, Inc. for the use of certain raw starch technology called Project BPX . We are uncertain at this time about the specific impact of Project BPX, but we expect that Project BPX will reduce energy costs and improve overall plant performance. Incorporating Project BPX requires that certain capital improvements be made to the plant, which we estimate will cost approximately $5.3 million.  The capital improvements are primarily being made to the corn milling and fermentation processes and are being completed by Broin and Associates. On July 12, 2005, financing for these improvements was obtained from Ag Country Farm Credit Services, our primary lender.  We currently anticipate completion of construction and incorporation of Project BPX by mid August 2005.

Results of Operations

Comparison of the three months ended June 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended June 30, 2005		Quarter Ended June 30, 2004
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	15,862,700	81.7	17,979,959	86.3
Distillers Grains	3,450,907	17.8	3,001,745	14.4
Incentive	114,259	0.5	(134,313)	(0.7)
Total	19,427,866	100.0	20,847,391	100.0

Cost of Revenues	16,584,207	85.4	22,494,492	107.9

General and Administrative Expenses	730,674	3.8	431,902	2.1

Other Operating Income (Expense)	(305,544)	1.6	(270,672)	1.3

Net Income (Loss)	1,807,441	9.2	(2,349,675)	(11.3)

Revenue-Our revenue decreased $1,419,525, or 6.8%, to $19,427,866 for the quarter ended June 30, 2005 from $20,847,391 for the second quarter of 2004.  While our ethanol sales volume remained relatively unchanged from the quarter ended June 30, 2004 to the quarter ended June 30, 2005, our ethanol price per gallon price decreased, resulting in a decrease in ethanol revenue.  Revenues from the sale of distillers grains increased between the quarter ended June 30, 2004 to the quarter ended June 30, 2005, despite a decrease in the price of distillers grains.

Revenue from the sale of ethanol decreased 11.8% from the three months ended June 30, 2004 to the three months ended June 30, 2005.  The decrease was due to a 12.4% decrease in ethanol prices, offset by a 0.1% increase in volume sold from the second quarter 2004.  The price decrease was primarily attributed to an imbalance in supply and demand for ethanol nationwide, as new markets failed to open up and offset this imbalance.

Although we experienced lower prices for ethanol during the second quarter of 2005, as compared to 2004, ethanol prices are currently stabilizing and beginning to trend higher.  This is due primarily to the efforts of our marketing company, Ethanol Products, LLC, exploring and opening up new markets for our ethanol production, as well as the increased use of ethanol by blenders.  It remains uncertain, however, if new markets will continue to be established nationally to offset the anticipated increase in ethanol production for the remainder of 2005.  Approximately 350 million gallons of ethanol are slated to enter the market by the end of the year. We anticipate that increased production without expanded markets could once again put downward pressure on ethanol prices, which would have an adverse effect on our ethanol revenues and margins.

Revenue from the sale of distillers grains increased 14.9% from the three months ended June 30, 2004 to the three months ended June 30, 2005. While the price of distillers grains decreased 17.3% for the comparative quarters, we still realized an increase in distillers grains’ revenue primarily due to a 21.7% increase in sales volume.  The price decrease was primarily due to a decrease in seasonal demand for distillers grains.  The increased sales volume of distillers grains was primarily due to an increase in production volume from 2004 to 2005. For the second quarter ended 2004, our production volume for distillers grains declined due to a fire in our dryer system on March 14, 2004, which temporarily slowed and reduced production of dried distillers grains during the second quarter of 2004.

Incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program increased to $32,332 for the quarter ended June 30, 2005 from ($217,646) for the quarter ended June 30, 2004.  The increase was due to how the program structures and conditions the payments. The payments are based in part on a plant’s increase in production from the previous year’s corresponding quarter. The ($217,646) recorded for the quarter ended June 30, 2004 was due to an adjustment of ($485,000) caused by a prior overestimate of the incentive revenue earned in the quarter ended March 31, 2004.  For the quarter ended March 31, 2004, we estimated that 75% of the amount we were eligible for in terms of allocation under the program would actually be paid to us; however, we only received 63% of the amount we were eligible for as the total payment requests exceeded the available funding under the program.  We expect to receive only a nominal amount under this program for the remainder of 2005 because we do not anticipate a significant increase in ethanol production over 2004 levels and because the total funding levels for this program have been reduced. Incentive revenue from the State of South Dakota was $81,927 for the quarter ended June 30, 2005, as compared to $83,333 for the second quarter of 2004.

Cost of Revenues-Cost of revenues decreased 26.3% to $16,584,207 for the quarter ended June 30, 2005 from $22,494,492 for the second quarter June 30, 2004.  The decrease in the cost of revenues occurred primarily because of a 49.2% decrease in the overall cost of corn, offset by an increase in the cost of natural gas.  The decrease in the overall cost of corn was caused by a decrease in the market price of corn, in addition to a difference in risk management strategy relative to the price volatility of corn between quarters.  The price of corn decreased 31.6% from the quarter ended June 30, 2004 to the quarter ended June 30, 2005. This decrease was caused primarily by a record corn harvest in 2004 and large carryout into 2005.

The difference in risk management strategies between quarters resulted in a $4,102,517 loss from the use of forward and hedge contracts for the quarter ended June 30, 2004, compared to an $85,407 loss from the use of forward and hedge contracts for the quarter ended June 30, 2005. Gains and losses that result from a change in value of forward and hedge contracts are recognized in cost of revenues as the changes occur. In 2004, in anticipation of extreme price volatility and increases in the price of corn during the early spring and summer months, we relied heavily on the use of forward and hedge contracts for long-term price protection. The price of corn rose during the first quarter of

2004 and then peaked during the early part of the second quarter, only to fall considerably during the end of the second quarter. This decrease at the end of the second quarter created an adverse effect on our forward and hedge positions, which caused us to sustain losses of $4,102,517 and a corresponding increase to our cost of corn and cost of revenues.  In contrast, our risk management strategy for the quarter ended June 30, 2005 was different. In anticipation of a stable and low-priced corn market going into the spring and summer months, we relied less heavily on forward and hedge contracts to protect against the price volatility of corn. This strategy, coupled with the price of corn remaining low and stable through June 30, 2005, caused our use of forward and hedging contracts not to have an adverse effect on our cost of corn and cost of revenues, unlike in 2004. Accordingly, our cost of corn was primarily related to the cash price, which was considerably lower than in the quarter ended June 30, 2004.

Although we experienced low, stable corn costs during the quarter ended June 30, 2005, factors beyond our control could have an adverse effect on our corn cost for the remainder of 2005.  Factors such as adverse weather conditions, domestic and foreign government farm policies and programs, anticipated crop production and carryout, world supply and demand or other factors, may have a detrimental effect on corn prices, thus increasing our cost of production.  Unexpected changes in market conditions could also have an adverse effect on our risk management strategy employed in 2005, which could result in an increase in cost of revenues.

Natural gas costs increased 47.7% to $2,998,026 for the quarter ended June 30, 2005 from $2,030,187 for the second quarter of 2004.  The increase was due to a 16.7% increase in volume utilized, along with an 11.0% increase in the cost per decatherm of natural gas.  Our volume utilized for the quarter ended June 30, 2004 was lower than the quarter ended June 30, 2005 due to the fire sustained to our distillers grains’ drying system in March 2004.  For the quarter ended June 30, 2005, however, we had normal production throughout the quarter, resulting in an increase in natural gas use.  The price of natural gas continues to remain high due to the overall strength of the energy markets, which we anticipate will continue over the remainder of 2005.

General and Administrative Expenses-General and administrative expenses increased 69.2% to $730,674 for the quarter ended June 30, 2005 from $431,902 for the quarter June 30, 2004.  The increase was attributed primarily to higher payroll costs and management fees associated with increased net income in 2005.

Interest Expense-Interest expense increased 15.2% to $316,703 for the quarter ended June 30, 2005 from $274,999 for the first quarter of 2004.  The increase was caused by an increase in interest rates on our variable-rate, short-term and long-term debt obligations.

Net Income-Net income increased to $1,807,441, for the quarter ended June 30, 2005 from a loss of $2,349,675 for the second quarter of 2004. This increase was primarily caused by, as described above, the decrease in cost of revenues.

Comparison of the six months ended June 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	34,029,972	81.9	33,107,626	75.8
Distillers Grains	7,204,995	17.3	6,268,889	14.4
Incentive	323,486	0.8	4,291,749	9.8
Total	41,558,453	100.0	43,668,264	100.0

Cost of Revenues	32,354,783	77.9	36,276,210	83.1

General and Administrative Expenses	1,574,201	3.8	1,291,440	3.0

Other Operating Income (Expense)	(594,633)	1.4	(576,662)	1.3

Net (Loss) Income	7,034,836	16.9	5,523,952	12.6

Revenue-Our revenue decreased $2,109,811, or 4.8%, to $41,558,453 for the six months ended June 30, 2005 from $43,668,264 for the six months ended June 30, 2004.  Ethanol revenue increased primarily due to an increase in sales volume.  Ethanol sales volume increased because of higher production volume created by improved plant efficiencies.  Distillers grains revenue increased because of a 16.3% increase in sales volume. The increase in sales volume was largely attributed to an increase in production volume following our recovery from a fire to the dryer system in 2004.

Incentive revenue decreased $3,968,263, or 92.5%, to $323,486 for the six months ended June 30, 2005 from $4,291,749 for the six months ended June 30, 2004.   The decrease was largely due to how United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program structures and conditions the payments. The payments are based in part on a plant’s increase in production from the previous year’s corresponding period. Since the increase in production at our plant between the first six months of 2004 to 2005 was significantly less than the increase in production between the first six months of 2003 to 2004, our incentive revenues decreased accordingly.

Cost of Revenues-Cost of revenues decreased $3,921,427, or 10.8%, to $32,354,783 for the six months ended June 30, 2005 from $36,276,210 for the six months ended June 30, 2004.  The primary cause of the decrease in cost of revenues was attributed to a lower overall corn cost, offset by an increase in natural gas costs.

Corn costs for the six months ended June 30, 2005 decreased by $7,078,783 as compared to the six months ended June 30, 2004.  Corn costs decreased due to a 28.5% reduction in the price of corn from the six months ended June 30, 2004 to the six months ended June 20, 2005 and a difference in risk management strategy relative to the market price of corn between periods.

During the six months ended June 30, 2004, our risk management strategy led to a $1,782,783 increase in the cost of corn. For the quarter ended March 31, 2004, our risk management strategy led to a $2,320,108 gain from our use of forward and hedging contracts, which decreased our cost of corn and cost of revenues.  In the early part of the first quarter of 2004, in anticipation of extreme price volatility in the corn market, we protected our corn ownership over an extended period through the use of forward and hedging contracts. As the market price of corn increased during the first three months of 2004, our forward and hedge contracts protected us against this price increase and increased in value. This increase led to the gain on our forward and hedge contracts for the quarter ended March 31, 2004. In contrast, as discussed above, our risk management strategy for the quarter ended June 30, 2004 had the reverse effect, resulting in a $4,102,517 loss on our forward and hedge contracts.

For the six months ended June 30, 2005, there was no material effect on our cost of revenues from our risk management strategy. Due to the record carryout of corn associated with the record 2004 corn crop and the overall stable conditions in the commodities markets, the need to protect against price increases was less necessary than in 2004.  As a result, there was considerably less exposure to market risk and potential for losses from such strategy.  Accordingly, for the six months ended June 30, 2005, risk management caused a $42,771 loss from our forward and hedge contracts and a corresponding increase in cost of corn and cost of revenues.

Natural gas costs increased 22.9% to $5,983,472 for the six months ended June 30, 2005 from $4,846,746 for the six months ended June 30, 2004.  The increase was due to a 10.3% increase in volume utilized, along with a 9.8% increase in the cost per decatherm of natural gas from the six months ended June 30, 2004 to the six months ended June 30, 2005.  Our volume usage increased following the fire sustained to our distillers grains’ drying system in March 2004, which temporarily slowed and reduced production of dried distillers grains.

General and Administrative Expenses-General and administrative expenses increased $282,761, or 21.9%, to $1,574,201 for the six months ended June 30, 2005 from $1,291,440 for the six months ended June 30, 2004.  The increase was attributed primarily to higher payroll costs and higher management fees associated with the increased net income in 2005.

Interest Expense-Interest expense increased $20,161, or 3.4%, to $608,149 for the six months ended June 30, 2005 from $587,988 for the six months ended June 30, 2004.  While outstanding principal balances on our short-term and long-term debt obligations decreased, the increase of interest rates on our variable-rate, short-term and long-term debt obligations offset the lower balances.

Net Income-Net income increased $1,510,884, or 27.3%, to $7,034,836 for the six months ended June 30, 2005 from $5,523,952 for the six months ended June 30, 2004.  The increase in net income from 2004 to 2005 was primarily due to the decrease in cost of revenues, offset by the decrease in total revenues.

Liquidity and Capital Resources

 The following table shows the cash flows between the six months ended June 30, 2005 and the six months ended June 30, 2004:

	Six Months Ended June 30,
	2005	2004
	$	$
Net cash from operating activities	5,546,118	4,880,052
Net cash used for investing activities	1,806,329	815,265
Net cash used for financing activities	3,690,227	8,866,005

Cash Flow From Operating Activities-Operating activities provided $5.55 million for the six months ended June 30, 2005, compared to $4.88 million for the six months ended June 30, 2004.  The funds provided in the six months ended June 30, 2005 consisted of net income of $7.03 million and non-cash expenses of $1.34 million, offset by an increase of $1.48 million in current assets and a decrease of $1.34 million in current liabilities.  The funds provided in the six months ended June 30, 2004 consisted of net income of $5.52 million and non-cash expenses of $1.26 million, offset by an increase of $1.49 million in current assets and a decrease of $0.41 million in current liabilities.  Cash flow provided by operating activities for the six months ended June 30, 2005 was higher than the same period in 2004 due primarily to an increase in net income between the comparable periods.  The primary factor increasing net income was the decrease in cost of revenues from 2004 to 2005.

Cash Flow From Investing Activities-Investing activities used $1.81 million for the six months ended June 30, 2005, compared to $0.82 million for the six months ended June 30, 2004.  During the first six months of 2005, we purchased equipment and made certain improvements to the plant for the implementation of Project BPX, as well as made some minor plant improvements unrelated to Project BPX.  Our purchases during the first six months of 2004 consisted primarily of replacing equipment for our distillers grains’ drying system damaged by a fire on March 14, 2004.

Cash Flow From Financing Activities-Net cash used for financing activities was $3.69 million for the six months ended June 30, 2005, compared to $8.87 million for the six months ended June 30, 2004.  During the six months ended June 30, 2005, we had advances of $6.60 million on short-term financing for corn and natural gas purchases, paid $5.43 million on short-term and long-term debt obligations, and made distributions to our members of $4.86 million.

We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, capital expenditures (other than Project BPX), and debt service obligations for the next twelve months primarily through cash flows generated from our operating activities and our variable-rate, revolving loan.

Indebtedness

AgCountry Farm Credit Services is our primary lender.  Prior to entering a second amended Credit Agreement with AgCountry Farm Credit Services on July 12, 2005, we had the following loans as of June 30, 2005: a $26.5 million variable-rate note, a $6.0 million variable-rate, revolving credit note, and a $3.0 million variable-rate, revolving line of credit note.

The $26.5 million variable-rate note bore interest equal to LIBOR plus 2.64% per annum.  This note required quarterly payments of interest and principal on the basis of a ten-year term.  In addition, we were required to prepay AgCountry each quarter 25% of the free cash flow for such quarter, not to exceed $1.5 million in each fiscal year.  Because we were in negotiations for refinancing our debt with AgCountry during the six months ended June 30, 2005, as discussed below, the free cash flow payment requirement was suspended retroactively to January 1, 2005.  For the six months ended June 30, 2005, we made principal payments of $1,250,567, compared to principal and free cash flow payments of $2,024,005 for the six months ended June 30, 2004. As of June 30, 2005, the variable rate was 5.73% and the principal balance outstanding was $20,984,847.

The $6.0 million variable-rate, revolving-credit note bore interest equal to LIBOR plus 3.14 % per annum, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  The revolving feature permitted us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $6 million.  This note required monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period.  In addition, we were required to pay at least 10% of the principal amount converted to a revolving loan by October 1 of each year until October 1, 2013, when principal and interest was due in full.  As of June 30, 2005, the variable rate was 6.23% and principal balance outstanding was $2.5 million, compared to a variable rate of 4.24% and principal balance outstanding of $2.9 million as of June 30, 2004. The maximum we could borrow under the note was $5.4 million as of June 30, 2005.

The $3.0 million variable rate, revolving line of credit note was for working capital.  The line of credit bore interest equal to LIBOR plus 3.50% per month, and required quarterly payments of interest based on the unpaid balance.  There was a 0.40% annual commitment fee assessed quarterly on any funds not borrowed.  The revolving feature permitted us to borrow the difference between the unpaid principal balance and the maximum amount allowable under the line, which was $3 million. Repayment was without penalty, at which time we could once again borrow the maximum amount allowable.  As of June 30, 2005, the variable rate was 6.59% and there was no principal balance outstanding.

On July 12, 2005, we entered into a second amended Credit Agreement with AgCountry. The amendment makes no material changes to the terms of the existing $26.5 million variable rate note except to eliminate the quarterly free cash flow payment. Under the original and first amended Credit Agreement with AgCountry, we were required to prepay AgCountry each quarter 25% of the free cash flow for such quarter, not to exceed $1.5 million in each fiscal year. Free cash flow was defined as our net income before deductions for interest expense, income taxes, depreciation and amortization, excluding any Bioenergy Program payments received, less expenditures for interest expense, taxes paid during the relevant period, required interest and principal payments, and fixed and capital assets not financed by debt.

The second amendment converts and refinances the $6.0 million variable-rate, revolving-credit note and $3.0 million variable rate, revolving line of credit into an $8.0 million variable rate, revolving loan and note. The purpose of the $8.0 million revolver is to cover any short-term operating cash needs. The revolving feature permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $8 million.  The interest rate is LIBOR plus 3.0%, compared to LIBOR plus 3.14% on the $6 million variable rate note. The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, we must pay any principal balance outstanding that exceeds $4 million, after which and until maturity on October 1, 2013 the revolving feature will permit us to borrow the difference between the principal balance outstanding and $4 million.

The second amendment also creates a new $5.0 million variable rate note. The purpose of the note and loan is to finance the construction of Project BPX.  The new note bears interest at LIBOR plus 3.0%. Beginning on January 1, 2006, we will make our first quarterly payment of $156,250 in principal plus accrued interest at the rate in effect and continue such payment until the note’s maturity on October 1, 2013. Prepayment is without penalty unless we prepay the loan with sources other than funds internally generated from our operations, at which time the prepayment penalty is 2.0% of net income.

The three loans and notes are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights set forth under our original Credit Agreement dated June 19, 2002. In addition to standard covenants and conditions in the amended Credit Agreement, we are subject to the following covenants and/or conditions: 1) fixed charge coverage ratio of not less than 1.15:1.00; 2) owner’s equity ratio of 42% on December 31, 2005, 44% on December 31, 2006, 46% on December 31, 2007, 48% on December 31, 2008, and 50% on December 31, 2009 through maturity; 3) capital expenditure limitation of $750,000 annually except as it relates to Project BPX; 4) current ratio coverage of 1.2:1; 5) minimum working capital of $5 million including the unadvanced portion of the $8.0 million revolving note; and 6) cash distributions to members not to exceed 75% of net income unless members’ equity ratio exceeds 60% and working capital exceeds $6 million at which time distributions to members can be made up to 100% of net income. In event of default, AgCountry may terminate the Credit Agreement, as amended, and declare the entire amount immediately due and owing. Events of default generally include failure to make payments when due or violations of one or more of the covenants.

Under our amended Natural Gas Distribution Delivery Agreement with NorthWestern Energy Corporation, dated February 28, 2005, NorthWestern has not been required to draw on the letter of credit as of June 30, 2005. Accordingly, there was no principal balance outstanding on the line of credit with Home Federal Bank as of June 30, 2005, or the date of this filing.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued the following pronouncement:  Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We have reviewed this pronouncement and determined that the implementation of it on December 15, 2005 will not have any effect on our financial statements.

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

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows.  We do not expect a material impairment of assets based on our assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2005 and December 31, 2004 balance sheets at their fair market value.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of its business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use forward, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. It does not enter into these derivative financial instruments for trading or speculative purposes, nor does it designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and as such are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process and, as such, are sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – March 31st) seasons.

We attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies.  Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily cash management of Our total corn and natural gas ownership relative to its monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of June 30, 2005 and June 30, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Quarter Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2005	$5,481,286	$548,129
June 30, 2004	$20,781,216	$2,078,122

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, as of June 30, 2005, we had $20.98 million and $2.5 million in variable rate, long-term debt, the variable rate being 5.73% and 6.23%, respectively.  We manage interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.  As of June 30, 2005 we had no outstanding principal balances in fixed rate, long-term debt.  All outstanding balances were subject to variable interest rate fluctuations.

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

Changes in Internal Controls

There were no changes in our internal controls during the fiscal second quarter ended June 30, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 24, 2005, we held our 2005 annual meeting of members in Parker, South Dakota, at which time Mark Miller, Steve Sinning, Dan Viet and Larry Ward were elected to the board of managers. Messrs. Sinning, Viet and Ward were incumbents to our board of managers.  No new items of business were voted upon by the members. The nominees and voting results of the annual meeting for the election of the four open seats to the board of managers were as follows:

Board of Manager Nominees	Class of Capital Units Electing	Votes For
Steve Sinning	A	49
Dan Viet	A	43
Larry Ward	C	746
Jeff Jacobsen	C	78
Mark Miller	C	657
Dave Poppens	C	78
Gordon Roth	C	10

Following the annual meeting and election, our board of managers consists of the following persons and their term of office:

Current Board of Managers	Term Expires
Jeff Broin	2007
Dennis Hardy	2006
Darrin Ihnen	2006
Mark Miller	2006
Dennis Schrag	2007
Steve Sinning	2008
Fred Thurman	2007
Dan Viet	2008
Larry Ward	2008

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: August 15, 2005
	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fourth Amended and Restated Operating Agreement dated February 17, 2005 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
10.1	Amended and Restated Credit Agreement dated July 12, 2005
10.2	Amended and Restated Mortgage Agreement dated July 12, 2005
10.3	Amended and Restated Security Agreement dated July 12, 2005
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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