Form 10-Q
period 2005-09-30
GREAT PLAINS ETHANOL LLC
filed 2005-11-14
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NO.  0-49779

GREAT PLAINS ETHANOL, LLC

(Exact name of registrant as specified in its charter)

SOUTH DAKOTA	46-0459188
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of November 1, 2005 was as follows: Class A: 1,513; Class B: 200; and Class C: 2,029.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2005	2004*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,211,976	$771,478
Receivables
Ethanol - related party	4,015,103	3,409,859
Distillers grain	288,982	487,533
Incentives	166,667	317,117
Excise and sales tax refund	208,208	185,725
Other	18,966	2,226
Inventory
Raw materials	207,468	1,369,527
Finished goods	1,600,489	2,221,080
Work in process	400,942	381,277
Parts inventory	789,748	531,363
Investment in commodities contracts	668,108	1,538,118
Prepaid expenses	371,746	265,756
Total current assets	11,948,403	11,481,059

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,556,518
Buildings	9,481,728	8,889,160
Equipment	40,720,635	35,565,149
Construction in process	127,770	412,061
	54,181,593	48,693,098
Less accumulated depreciation	(6,433,377)	(4,427,854)
Net property and equipment	47,748,216	44,265,244

OTHER ASSETS
Financing costs, net of amortization	49,841	299,801
Other	1,000	1,000
	50,841	300,801

	$59,747,460	$56,047,104

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2005	2004*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES

Accounts payable - trade	$3,455,307	$3,937,022
Accounts payable - construction costs	—	152,143
Accounts payable to related party	81,403	334,929
Accounts payable to related party - construction costs	—	6,821
Corn contract liability	268,487	—
Accrued interest	15,514	—
Other accrued liabilities	397,364	237,587
Current portion of long-term debt	3,084,884	2,478,571

Total current liabilities	7,302,959	9,392,273

LONG-TERM DEBT	22,299,311	19,831,903

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—	—
Additional paid-in capital	7,000	7,000
Retained earnings	11,428,190	8,105,928

Total members’ equity	30,145,190	26,822,928

	$59,747,460	$56,047,104

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine	Three	Nine	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2004

REVENUES
Sales - related party	$50,658,259	$16,628,287	$51,266,890	$18,159,264
Sales	10,711,181	3,506,186	10,405,598	4,136,709
Incentive revenue	398,344	74,858	5,064,296	772,547
Total revenues	61,767,784	20,209,331	66,736,784	23,068,520

COST OF REVENUES	49,720,891	17,366,108	56,386,799	20,107,273

GROSS PROFIT	12,046,893	2,843,223	10,349,985	2,961,247

OPERATING EXPENSES
General and administrative	2,529,814	955,613	1,917,481	626,041

INCOME FROM OPERATIONS	9,517,079	1,887,610	8,432,504	2,335,206

OTHER INCOME AND (EXPENSES)
Interest income	14,117	4,097	8,726	824
Interest expense	(974,043)	(365,894)	(879,748)	(291,760)
Other	3,908	412	328,358	321,618
Total other income and expenses	(956,018)	(361,385)	(542,664)	30,682

NET INCOME	$8,561,061	$1,526,225	$7,889,840	$2,365,888

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$2,288	$408	$2,108	$632

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

OPERATING ACTIVITIES
Net income	$8,561,061	$7,889,840
Changes to net income not affecting cash
Depreciation	2,005,523	1,876,246
Amortization	294,744	29,403
Gain on equipment disposals	—	(324,652)
(Increase) decrease in current assets
Receivables	(272,982)	(1,238,324)
Receivable-insurance claim	—	(391,913)
Inventory	1,504,600	(316,852)
Investments in commodities contracts	870,010	(546,523)
Prepaid expenses	(105,990)	(282,489)
Increase (decrease) in current liabilities
Accounts payable - trade	(481,715)	(1,312,295)
Accounts payable to related party	(253,526)	(761,172)
Corn contract liability	268,487	—
Accrued interest	15,514	—
Accrued liabilities	159,777	455,091

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,565,503	5,076,360

INVESTING ACTIVITIES
Insurance proceeds on property damaged by fire	—	350,000
Purchase of property and equipment	(5,669,942)	(1,455,042)
Excise and sales taxes refunded on construction contract	—	28,295

NET CASH USED FOR INVESTING ACTIVITIES	(5,669,942)	(1,076,747)

FINANCING ACTIVITIES
Advances on notes payable	13,400,000	6,700,000
Principal payments on notes payable	(10,326,279)	(12,297,039)
Distributions paid to members, $2,000 and $1,000 per unit	(7,484,000)	(3,742,000)
Financing costs paid	(44,784)	(7,500)

NET CASH USED FOR FINANCING ACTIVITIES	(4,455,063)	(9,346,539)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,440,498	(5,346,926)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	771,478	5,479,992

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,211,976	$133,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$958,529	$879,748

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts receivable incurred for insurance on property and equipment	$—	$658,338

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  We have recorded a decrease to cost of revenues of $932,457 and an increase to cost of revenues of $3,902,718 related to our derivative contracts for the nine months ended September 30, 2005 and 2004, respectively.

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

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On July 12, 2005, the Company entered into a second amended Credit Agreement with AgCountry. The amendment made no material changes to the terms of the existing $26.5 million variable rate note except to eliminate the quarterly free cash flow payment as discussed above.

The second amendment converts and refinances the $6.0 million variable-rate, revolving-credit note and $3.0 million variable rate, revolving line of credit, as disclosed below in Note 4, into an $8.0 million variable rate, revolving loan and note.  The interest rate is LIBOR plus 3.0%.  The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, and is subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, the Company must pay any principal balance outstanding that exceeds $4 million, after which and until maturity on October 1, 2013 the revolving feature will permit us to borrow the difference between the principal balance outstanding and $4 million.

The second amendment also creates a new $5.0 million variable rate note to finance additional property, plant and equipment related to our use of new process and raw starch technology.  The interest rate is LIBOR plus 3.0%.  Quarterly principal payments of $156,250 plus accrued interest begin on January 1, 2006 and continue until maturity on October 1, 2013. Prepayment is without penalty unless we prepay the loan with sources other than funds internally generated from our operations, at which time the prepayment penalty is 2.0% of net income.

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

The balance of the notes payable as of September 30, 2005 is as follows:

Notes payable to AgCountry Farm Credit Services
Term Note #1	$20,384,195
Term Note #2	5,000,000
Revolving Term Note	—
25,384,195
Less current portion	3,084,884
$22,299,311

The Company had $8,000,000 available to borrow on the revolving term note as of September 30, 2005.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Minimum principal payments for the next five years are estimated as follows:

Year Ending September 30,	Amount
2006	$3,084,884
2007	3,245,312
2008	3,416,204
2009	3,598,240
2010	3,792,149

NOTE 4 -  LINE OF CREDIT

On September 1, 2004 the Company obtained an additional $3,000,000 revolving line of credit from AgCountry Farm Credit Services, FLCA.  The line of credit was limited to 75% of inventory, hedge accounts and accounts receivables less than 90 days old, calculated on a quarterly basis.  The line of credit carried an interest rate equal to LIBOR plus 3.50%, adjusted on a monthly basis, plus a .40% unused commitment fee.  Interest and unused commitment fees were payable quarterly beginning on October 1, 2004.  On July 12, 2005 the revolving line of credit was converted and refinanced as discussed in Note 3 above.

NOTE 5 -  COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives – The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year.  Each producer is limited to 5% of the program, or $7.5 million and $5.0 million, per government fiscal years of October 1 through September 30, 2004 and 2005, respectively.  Revenue of $192,279 and $5,833,272 has been earned thus far for the USDA program years ended September 30, 2005 and 2004, respectively.  Incentive loss and revenue of ($53,542) and $4,647,629 was recorded for the nine months ended September 30, 2005 and 2004, respectively.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $451,886 and $416,667 was recorded for the nine months ended September 30, 2005 and 2004, respectively.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties, which include, but are not limited to, legislative acts, regulatory acts, changes in the prices of corn and other commodities, including gasoline, and general economic conditions.  The actual results, performance and achievements or actual business or other conditions may differ materially from those contemplated, expressed in, or implied by, any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements. In particular:

•                  Demand for ethanol is largely driven by federal and state programs and regulations, which are subject to change.  The ethanol industry is also increasingly competitive, with additional plants in operation, under construction and in the planning stages. With additional plants coming on line in the near future, the supply of ethanol will increase which, if the demand does not grow accordingly or is unaided by government policies and programs, could adversely impact the price of ethanol and our operating results.

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

•                  While we recently completed the incorporation of a new raw starch technology into our production process, there are no assurances that this technology will improve operations overall.

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

Our earnings for the third quarter of 2005 were down from the third quarter of 2004 for a host of reasons. While our cost of revenues decreased significantly because of a decrease in the cost of corn, this was offset by an increase in natural gas costs and a decrease in revenue from the sale of ethanol and distillers grains. Revenue decreased primarily due to a decrease in sales and production volume stemming from the construction and start-up phase of Project BPX and a decrease in the price of ethanol and distillers grains.  In contrast, earnings for the nine months ended September 30, 2005 increased slightly from last year primarily due to a reduction in cost of revenues, offset by a decrease in incentive revenue.

Our outlook for the remainder of the year and into 2006 is positive, but there are certain conditions that could alter this viewpoint. Corn costs are expected to remain low and stable due to an expected ample fall harvest and carryout into 2006. Following a gradual climb from a first quarter low in 2005, the price of ethanol is expected to remain at its elevated level.  However, with approximately 350 million new gallons of ethanol expected to enter the market in 2005 and another 900 million gallons expected to enter the market in 2006, this favorable price trend could change. Unless this new supply is met equally with demand, the supply situation could put downward pressure on the price of ethanol and our earnings.  While we believe the new federal energy bill signed into law on August 8, 2005 will have a positive impact on the supply situation, by requiring a greater use of ethanol, we are unsure as to when its impact will occur.

Our third quarter of 2005 was also marked by a potentially favorable change to our operations. On August 23, 2005, we initiated a feasibility study to expand our plant operations from a name-plate capacity of 40 million gallons of ethanol annually to up to 100 million gallons of ethanol annually. Broin and Associates, Inc., the design-builder of our plant and licensor of BPX technology, is conducting the feasibility study and will report to us its conclusion in the spring or summer of 2006.  The feasibility study will provide a report analyzing the changes necessary to our plant and utilities to accommodate an expansion, determine and recommend the appropriate size for expansion, and provide a preliminary cost estimate and economic analysis of expansion. Until this report is received, though, no decision will be made to expand plant operations.

Results of Operations

Comparison of the three months ended September 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30, 2005		Quarter Ended September 30, 2004
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	16,628,287	82.3	18,159,264	78.7
Distillers Grains	3,506,186	17.3	4,136,709	17.9
Incentive	74,858	0.4	772,547	3.4
Total	20,209,331	100.0	23,068,520	100.0

Cost of Revenues	17,366,108	85.9	20,107,273	87.1

General and Administrative Expenses	955,613	4.7	626,041	2.7

Other Operating Income (Expense)	(361,385)	1.8	30,682	(0.1)

Net Income (Loss)	1,526,225	7.6	2,365,888	10.3

Revenue-Our revenue decreased $2,859,189, or 12.4%, to $20,209,331 for the three months ended September 30, 2005 from $23,068,520 for the three months ended September 30, 2004.  The decrease was largely due to a decrease in the price and sales volume of ethanol and distillers grains, in addition to a decrease in incentive revenue.

Revenue from the sale of ethanol decreased 8.4% from the three months ended September 30, 2004 to the three months ended September 30, 2005.  The decrease was due to a 5.2% decrease in ethanol prices, along with a 3.4% decrease in sales volume from the three months ended September 30, 2004.  The price decrease was primarily due to an excess supply of ethanol in the market.  The decrease in sales volume was attributed to a decrease in production volume during the construction and start-up phase of Project BPX, a project involving the implementation of new raw starch technology into the production process.  Construction and testing relating to Project BPX induced more periods of plant shut down during the three months ended September 30, 2005 than in the three months ended September 30, 2004.  While construction relating to Project BPX was completed in mid-August, we anticipate that until we learn how to optimize plant efficiency using the new improvements and technology, production and sales volume will remain lower than prior to the start of Project BPX.

Revenue from the sale of distillers grains decreased 15.2% from the three months ended September 30, 2004 to the three months ended September 30, 2005. The decrease was primarily due to a 25.6% decrease in the price of distillers grains, along with a 1.9% decrease in sales volume.  The decrease in price of distillers grains was primarily due to an excess supply of distillers grains in the market and low prices in competitive protein feed markets, such as soybean meal. The decrease in sales volume was due to a decrease in production volume caused by, as discussed above, the construction and start-up phase of Project BPX. We anticipate that the price of distillers grains will remain low in the foreseeable future until demand catches up with supply and the prices of soybean meal and corn increase.

Incentive revenue from federal and state incentive programs increased decreased to $74,858 for the three months ended September 30, 2005 from $772,547 for the three months ended September 30, 2004. Incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased to an expense of $175,142 for the three months ended September 30, 2005 from revenue of $522,546 for the three months ended September 30, 2004.  Because payments under this program are based in part on a plant’s increase in production from the previous year’s corresponding quarter, the decrease in ethanol production from the three months ended September 30, 2004, due to the start-up phase of Project BPX, caused us to adjust the amount we anticipated to be received or, for this period, repay to the program. We expect to receive only a nominal amount under this program for the remainder of 2005 and 2006 because funding for this program has been significantly reduced.  In contrast, incentive revenue from the State of South Dakota remained steady at $250,000 for the three months ended September 30, 2005 and 2004.

Cost of Revenues-Cost of revenues decreased 13.6% to $17,366,108 for the three months ended September 30, 2005 from $20,107,273 for the three months ended September 30, 2004.  The decrease in the cost of revenues was primarily due to a 43% decrease in the overall cost of corn, offset by an increase in natural gas costs.  The decrease in the cost of corn was caused by a decrease in the price of corn from the three months ended September 30, 2004 to the three months ended September 30, 2005, in addition to a difference in risk management relative to the price volatility of corn between quarters.  The price of corn decreased 22% from the three months ended September 30, 2004 to the three months ended September 30, 2005. This decrease was caused primarily by the effects of a record corn harvest in 2004, large carryout into 2005 and an ample harvest forecasted for 2005.

The difference in risk management relative to the price volatility of corn between quarters resulted in a $3,229,242 loss from the use of forward and hedge contracts for the three months ended September 30, 2004, compared to a $199,170 gain for the three months ended September 30, 2005. Gains and losses that result from a change in value of forward and hedge contracts are recognized in cost of revenues as the changes occur. Gains are recorded as a decrease in cost of revenues, while losses are recorded as an increase in cost of revenues. In 2004, in anticipation of extreme price volatility and increases in the price of corn during the early spring and summer months, we relied heavily on the use of forward and hedge contracts for long-term price protection. The price of corn, however, did not increase as expected and actually decreased at the end of the second quarter and into the third quarter. This decrease adversely affected our forward and hedge contract positions, which generated the $3,229,242 loss and a corresponding increase in cost of revenues.  In contrast, risk management strategy for the three months ended September 30, 2005 was different than in 2004. In anticipation of a stable and low-priced corn market going into the spring and summer months, we relied less heavily on forward and hedge contracts to protect against the price volatility of corn. This strategy, coupled with the price of corn remaining low and stable through September 30, 2005, caused no adverse effect on cost of corn and cost of revenues. Accordingly, cost of corn was primarily related to the cash price, which was approximately 22% lower than in the three months ended September 30, 2004.

We expect corn prices to remain low and stable at least through the fourth quarter and into the first quarter of 2006 as current industry forecasts predict an ample fall harvest and large carryout into 2006. Accordingly, our corn costs should remain at their current low and stable levels.  Lower corn costs, however, could be partially offset by an increase in natural gas prices during the ensuing winter months.

Natural gas costs increased 37.2% to $3,954,276 for the three months ended September 30, 2005 from $2,881,123 for the three months ended September 30, 2004.  While we realized a decrease in natural gas volume during the third quarter of 2005, this was offset by a 39.1% increase in the price per decatherm of natural gas.  The price of natural gas was caused by a loss of natural gas production nationwide during an overly active hurricane season, which exacerbated the historically high price of natural gas prior to the hurricane season.  It is uncertain how long the production loss will affect the price of natural gas, but, until production ramps up to pre-hurricane levels, the high price will continue to have an adverse effect on our cost of revenues. If the ensuing winter is exceedingly cold, natural gas prices could also increase further.

General and Administrative Expenses-General and administrative expenses increased 52.6% to $955,613 for the three months ended September 30, 2005 from $626,041 for the three months ended September 30, 2004.  The increase was primarily attributed to expenses relating to the refinancing of our long-term debt and an increase in fees during the construction and start-up phase of Project BPX.

Interest Expense-Interest expense increased 25.4% to $365,894 for the three months ended September 30, 2005 from $291,760 for the three months ended September 30, 2004.  The increase was caused by an increase in interest rates on our variable rate, short-term and long-term debt, along with a $5 million increase in long-term debt financing for implementation of Project BPX.

Net Income-Net income decreased to $1,526,225 for the three months ended September 30, 2005 from $2,365,888 for the three months ended September 30, 2004. This decrease was primarily due to, as discussed above, a decrease in revenues and an increase in general and administrative expenses.

Comparison of the nine months ended September 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	50,658,259	82.0	51,266,890	76.8
Distillers Grains	10,711,181	17.3	10,405,598	15.6
Incentive	398,344	0.7	5,064,296	7.6
Total	61,767,784	100.0	66,736,784	100.0

Cost of Revenues	49,720,891	80.5	56,386,799	84.5

General and Administrative Expenses	2,529,814	4.1	1,917,481	2.9

Other Operating Income (Expense)	(956,018)	1.5	(542,664)	0.8

Net (Loss) Income	8,561,061	13.9	7,889,840	11.8

Revenue-Our revenue decreased $4,969,000, or 7.4%, to $61,767,784 for the nine months ended September 30, 2005 from $66,736,784 for the nine months ended September 30, 2004.  The decrease in revenue was primarily due to a decrease in incentive revenue from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.

Revenue from the sale of ethanol decreased 1.2% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.  The decrease was due a 2.1% decrease in the price of ethanol, offset by a nominal increase in sales volume.  Revenue from the sale of distillers grains increased 2.9% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.  The increase was due to a 9.7% increase in sales volume of distillers grains, offset by a 6.2% decrease in the price of distillers grains. Sales volume for the period increased due to an increase in production volume.  Despite a decrease in production volume from the third quarter of 2004 to the third quarter of 2005, production volume actually increased for the nine months ended September 30, 2005 because a fire to our distillers grains’ drying system in March 2004 decreased production for the subsequent two quarters of 2004.

Incentive revenue decreased $4,665,952, or 92.1%, to $398,344 for the nine months ended September 30, 2005 from $5,064,296 for the nine months ended September 30, 2004.   The decrease was primarily due to how United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program structures and conditions the payments. The payments are based in part on a plant’s increase in production from the previous year’s corresponding period. Since the increase in production at our plant between the first nine months of 2004 to 2005 was significantly less than the increase in production between the first nine months of 2003 to 2004, our incentive revenues decreased accordingly.  In addition, federal funding for the Bioenergy Program was reduced in 2005, which consequently reduced our allocations under the program in 2005.

Cost of Revenues-Cost of revenues decreased $6,665,908, or 11.8%, to $49,720,891 for the nine months ended September 30, 2005 from $56,386,799 for the nine months ended September 30, 2004.  The decrease was primarily caused by lower overall corn costs, offset by an increase in natural gas costs.

Corn costs for the nine months ended September 30, 2005 decreased by $13,047,450 as compared to the nine months ended September 30, 2004.  Corn costs decreased due to a 23.6% reduction in the price of corn from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 and a difference in risk management strategy relative to the market price of corn between periods.

During the nine months ended September 30, 2004, our risk management and the price volatility of corn generated a $5,011,651 loss, which increased our cost of corn and cost of revenues. Prior to this loss, however, risk management and the corn market at the beginning of 2004 were advantageous to our cost of revenues.  In anticipation of extreme price volatility in the corn market going into the spring and summer months, we protected our corn ownership over an extended period through the use of forward and hedging contracts. As the market price of corn increased during the three months ended March 31, 2004, our forward and hedge contracts protected us against this price increase and increased in value. This increase led to a gain on our forward and hedge contracts, which was recorded as a decrease in the cost of revenues for the three months ended March 31, 2004. This gain, however, was erased during the remaining two quarters. As the year progressed, prices did not increase as anticipated and, in fact, decreased.  This decrease adversely impacted our forward and hedge positions, generating the loss on these positions of $5,011,651 for the nine months ended September 30, 2004.

For the nine months ended September 30, 2005, there was a minimal effect on our cost of revenues from risk management and the corn market. Due to the record carryout of corn associated with the record corn crop in 2004 and the overall stable conditions in the commodities markets, the need to protect against price increases of corn was less necessary than in 2004.  As a result, there was considerably less exposure to market risk and potential for losses from our strategy.  Accordingly, for the nine months ended September 30, 2005, risk management generated a $494,630 gain from our forward and hedge contracts and a corresponding decrease in cost of corn and cost of revenues.

Natural gas costs increased 28.6% to $9,937,747 for the nine months ended September 30, 2005 from $7,727,869 for the nine months ended September 30, 2004.  The increase was primarily due to an 18.8% increase in the price per decatherm of natural gas from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.

General and Administrative Expenses-General and administrative expenses increased $612,333, or 31.9%, to $2,529,814 for the nine months ended September 30, 2005 from $1,917,481 for the nine months ended September 30, 2004.  The increase was primarily attributed to expenses relating to the refinancing of our long-term debt and an increase in fees during the construction and start-up phase of Project BPX.

Interest Expense-Interest expense increased $94,295, or 10.7%, to $974,043 for the nine months ended September 30, 2005 from $879,748 for the nine months ended September 30, 2004. The increase was attributed to an increase in interest rates on our variable-rate, short-term and long-term debt obligations, along with new financing associated with Project BPX.

Net Income-Net income increased $671,221, or 8.5%, to $8,561,061 for the nine months ended September 30, 2005 from $7,889,840 for the nine months ended September 30, 2004.  The increase was primarily due to the decrease in cost of revenues, offset by a decrease in revenues.

Liquidity and Capital Resources

The following table shows the cash flows between the nine months ended September 30, 2005 and the nine months ended September 30, 2004:

	Nine Months Ended September 30,
	2005	2004
	$	$
Net cash from operating activities	12,565,503	5,076,360
Net cash used for investing activities	(5,669,942)	(1,076,747)
Net cash used for financing activities	(4,455,063)	(9,346,539)

Cash Flow From Operating Activities-Operating activities provided $12.57 million for the nine months ended September 30, 2005, compared to providing $5.08 million for the nine months ended September 30, 2004.  The funds provided in the nine months ended September 30, 2005 consisted of net income of $8.56 million and non-cash expenses of $2.30 million, in addition to a decrease of $2.0 million in current assets and a decrease of $0.29 million in current liabilities.  The funds provided in the nine months ended September 30, 2004 consisted of net income of $7.89 million and non-cash expenses of $1.58 million, in addition to an increase of $2.77 million in current assets and a decrease of $1.62 million in current liabilities.

Cash flow from operating activities for the nine months ended September 30, 2005 was higher than the same period in 2004 due primarily to decreases in inventory values and smaller decreases in current liabilities.  Also, due to differences in risk management strategies utilized during the comparable periods, investments in commodities contracts increased cash flow from operating activities by $870,000 for the nine months ended September 30, 2005, compared to a decrease of $546,000 for the nine months ended September 30, 2004.

Cash Flow From Investing Activities-Investing activities used $5.67 million for the nine months ended September 30, 2005, compared to using $1.076 million for the nine months ended September 30, 2004.  For the nine months ended September 30, 2005, we purchased equipment and made certain improvements to the plant for the implementation of Project BPX, as well as made some minor plant improvements unrelated to Project BPX.  Our purchases during the nine months ended September 30, 2004 consisted primarily of replacing equipment for our distillers grains’ drying system which was damaged by a fire on March 14, 2004.

Cash Flow From Financing Activities-Net cash used for financing activities was $4.46 million for the nine months ended September 30, 2005, compared to using $9.35 million for the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, we had advances of $13.40 million on short-term financing for corn and natural gas purchases, paid $10.33 million on short-term and long-term debt obligations, and made distributions to our members of $7.48 million.  Advances on notes payable were higher for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, due to the addition of a $5 million note to cover construction costs related to Project BPX.

We are currently studying the feasibility of expanding plant production from a name-plate capacity of 40 million gallons of ethanol annually to up to 100 million gallons of ethanol annually. Broin and Associates, Inc., the design-engineer of our plant and licensor of Project BPX technology, is conducing the feasibility and will report its conclusions to us next spring. If Broin and Associates, Inc. determine that it is feasible to expand our plant’s production capacity and our board of managers decides the same, we anticipate that the expansion project will be financed through additional debt.

We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, planned capital expenditures (other than a potential plant expansion), and debt service obligations for the next twelve months primarily through cash flows generated from our operating activities and our variable-rate, revolving loan.

Indebtedness

AgCountry Farm Credit Services is our primary lender.  After entering into a second amended Credit Agreement with AgCountry Farm Credit Services on July 12, 2005, which refinanced our existing debt, we have the following loans outstanding with AgCountry as of September 30, 2005: a $26.5 million variable-rate note, a $8.0 million variable-rate, revolving note, and a $5.0 million variable-rate note. Prior to July 12, 2005 and as of September 30, 2004, however, the following loans with AgCountry were outstanding: a $26.5 million variable-rate note; a $6.0 million variable-rate, revolving-credit note; and a $3.0 million variable rate, revolving line of credit note.

The $26.5 million variable-rate note bears interest equal to LIBOR plus 2.64% per annum.  This note requires quarterly payments of interest and principal on the basis of a ten-year term.  Prior to January 1, 2005, we were required by our Credit Agreement to prepay AgCountry each quarter 25% of the free cash flow for such quarter, not to exceed $1.5 million in each fiscal year. The free cash flow payment, however, was suspended by AgCountry retroactively to January 1, 2005 when we entered into refinancing negotiations with AgCountry, which ultimately led to the second amended Credit Agreement on July 12, 2005. Thus, for the nine months ended September 30, 2005, we made principal payments of $1,926,279, compared to principal and free cash flow payments of $3,046,273 for the nine months ended September 30, 2004. As of September 30, 2005, the variable rate was 6.21% and the principal balance outstanding was $20,384,195.

The $8.0 million variable rate, revolving note bears interest equal to LIBOR plus 3.0%. The purpose of the $8.0 million revolver is to cover any of our short-term operating cash needs. The note permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $8 million. The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, we must repay any principal balance outstanding that exceeds $4 million, after which and until maturity on October 1, 2013 the revolving feature will permit us to borrow the difference between the principal balance outstanding and $4 million. As of September 30, 2005, there was no principal balance outstanding.

The $5.0 million variable rate note bears interest at LIBOR plus 3.0%. The purpose of the note is to finance the construction of Project BPX, which was recently completed in mid-August 2005. On January 1, 2006, we will begin making a quarterly payment of $156,250 in principal and accrued interest until maturity of October 1, 2013. Prepayment is without penalty unless we prepay the loan with sources other than funds internally generated from our operations, at which time the prepayment penalty is 2.0% of net income.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the September 30, 2005 and December 31, 2004 balance sheets at their fair market value.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of September 30, 2005 and September 30, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Quarter Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2005	$4,167,923	$416,792
September 30, 2004	$9,442,419	$944,242

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, as of September 30, 2005, we had $20,834,195 and $5,000,000 in variable rate, long-term debt, the variable rate being 6.21% and 6.57%, respectively.  We manage interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.  As of September 30, 2005 we had no outstanding principal balances in fixed rate, long-term debt.  All outstanding balances were subject to variable-rate interest fluctuations.

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

Changes in Internal Controls

There were no changes in our internal controls during the fiscal third quarter ended September 30, 2005 that have materially affected or are reasonable likely to materially affect our internal controls over financial reporting.

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

Dated: November 14, 2005
	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fourth Amended and Restated Operating Agreement dated February 17, 2005 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
10.1	Feasibility Agreement with Broin and Associates, Inc. dated August 23, 2005
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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