Form 10-K
period 2005-12-31
GREAT PLAINS ETHANOL LLC
filed 2006-03-31
CIK 1135568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number: 0-49779

Great Plains Ethanol, LLC

(Exact name of registrant as specified in the charter)

South Dakota	46-0459188
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27716 462nd Avenue

Chancellor, South Dakota

57015

(Address of Principal Executive Offices) (Zip Code)

(605) 647-0040

(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Class A Capital Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The aggregate market value of the registrant’s capital units held by non-affiliates at June 30, 2005 was approximately $37,850,000. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of March 1, 2006, there were 1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy/Information Statement for 2006 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by Great Plains Ethanol, LLC (“we,” “our,” or “us”) including reports filed with the Securities and Exchange Commission (the “SEC”), contain “forward-looking statements” that deal with future results, expectations, plans and performance. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Our actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include:

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Damage to or loss of the plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	An increase in environmental regulation and scrutiny from federal and state governments;

•	The loss of any license or permit, the inability to renew such license or permit, or the inability to obtain approval of any amendment to such license or permit;

•	An oversupply of ethanol in the market due to an increase in production from new plants coming into production but which is not met with a corresponding increase in demand;

•

The ability to retain Broin Management, LLC and its affiliated companies—Broin and Associates, Inc., Ethanol Products, LLC and Broin Enterprises, Inc. d/b/a Dakota Gold Marketing—as its plant manager, licensor of technology, and marketers of ethanol and distillers grains;

•	Changes in the weather or general economic conditions impacting the availability and price of corn and natural gas;

•	The availability and cost of raw materials for the production process, particularly for corn, steam, natural gas and water;

•	The results of our risk management or hedging strategies;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other factors discussed under the item below entitled “Risk Factors.”

We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART I

Item 1. Description of Business.

Overview

Great Plains Ethanol, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and operates an ethanol plant (the “plant”) near Chancellor, South Dakota. We were organized under South Dakota law in 2000, after which we commenced an equity offering and obtained debt financing to build the plant. Our plant commenced operations in March 2003 and began operating at full name-plate production capacity in April 2003. Our members are primarily agricultural producers who primarily reside in South Dakota.

We are engaged in the business of producing and selling ethanol and distillers grains from the processing of corn. Corn is supplied to us by our members and from purchases of corn on the open market. The ethanol produced at our plant is sold exclusively to a Broin-affiliated company, which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, a co-product of the production process, are exclusively marketed and sold through another Broin-affiliated company to local, regional and national livestock feeders.

We plan to maintain a competitive position in the marketplace by producing high quality ethanol and distillers grains and operating an efficient plant at the lowest possible costs. To accomplish this, we continue to work with Broin Management and other Broin-affiliated entities, in searching for new production methods and technologies and improving the plant’s operations overall.

The Plant

Our plant, which has a name-plate capacity of 40 million gallons of ethanol annually, is located near the city of Chancellor, South Dakota. The plant was designed and built by Broin and Associates, Inc., a company based in Sioux Falls, South Dakota that specializes in the design and construction of ethanol plants and development of new technologies in the ethanol industry. The plant is managed by Broin Management, a company based in Sioux Falls, South Dakota that manages the day-day operations of ethanol plants.

In April 2005, we and Broin and Associates entered into a technology licensing agreement and construction agreement to upgrade the plant and incorporate a new technology called BPX™. BPX™ is a raw starch technology that eliminates an energy-intensive cooking step in the production process. Construction associated with the plant upgrade was completed in August 2005, and we are currently utilizing the new BPX™ process.

In August 2005, we entered into an agreement with Broin and Associates to study the feasibility of expanding the plant from a name-plate production capacity of 40 million gallons annually to a name-plate production capacity of 100 million gallons annually.

Following the preliminary results of the study recently presented to our board of managers, we are considering expanding the plant to this new name-plate capacity. In the event that we proceed with expansion, Broin and Associates will be the design-builder for purposes of the expansion.

Ethanol

The principal product produced at our plant is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other types of grains. Ethanol is used for three primary purposes: 1) an oxygenated fuel additive; 2) an octane enhancer in fuels; and 3) a non-petroleum based gas substitute. In its primary form, ethanol is mostly used for blending with unleaded gasoline and other fuel products. Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions. When blended with gasoline, ethanol acts as an oxygenate by increasing the percentage of oxygen in gasoline. As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere.

An ethanol plant is essentially a fermentation plant. The ground corn, which contains starch, is mixed with water to form a mash. The mash is heated and enzymes added to convert the starch into fermentable sugars. Fermentation occurs when yeast is added to convert the sugars into alcohol and carbon dioxide. The carbon dioxide may be captured and sold, if nearby markets exist, or released into the atmosphere. Fermentation produces a mixture called “beer,” which contains about 10% alcohol and 90% water. The “beer” is then boiled in a distillation column to separate the water, resulting in ethyl alcohol that is 90 to 95% pure. The mixture then goes through a dehydration process, which increases the alcohol content to 99% or greater. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable as a fuel component.

Ethanol Marketing and Distribution

We market and sell all of the ethanol produced at the plant to Ethanol Products, LLC, a Broin affiliate, pursuant to a marketing and service agreement. Ethanol Products, in turn, markets and sells the ethanol to major, multi-national oil companies with blending and refinery facilities located throughout the continental United States. The price we receive from the sale is based upon various types of supply contracts between us and Ethanol Products and is fixed upon the transfer of title to Ethanol Products.

The ethanol produced at our plant is shipped using rail cars operated by Ethanol Products or trucks supplied by companies with which Ethanol Products contracts. Transfer of title and risk of loss is made to Ethanol Products upon the loading of ethanol onto the railcars and trucks at the plant. The plant is served by rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate the transportation of approximately 90% of the ethanol produced at the plant. It is also served by multiple South Dakota state highways and Interstate Highways 29 and 90, which provide transportation links in all directions.

The marketing agreement between Ethanol Products and us is in effect until October 2013, and automatically renews for three-year terms unless terminated by either party with three months advance notice prior to the end of the term. Ethanol Products charges us a marketing and service fee based upon each gallon of ethanol sold. Shipping costs in transporting the ethanol are borne by us and are included in gross revenues and cost of revenues. In the event that our relationship with Ethanol Products is interrupted for any reason, we believe that another entity to market the ethanol could be located. Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

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

Dry mill ethanol processing generally produces three forms of distillers grains, all of which differ in moisture content and shelf life: 1) distillers dried grains with solubles, or DDGS; 2) distillers wet grains, or “wet cake”; and 3) modified distillers grains. Distillers wet grains are processed corn mash that does not go through a drying process and contains approximately 70% moisture content. Distillers wet grains have a short shelf life of approximately three days and can be sold to livestock producers within the immediate vicinity of the plant. Modified distillers grains are distillers wet grains that have been dried to an approximately 45% moisture content. Modified distillers grains have a slightly longer shelf life and are often sold to nearby livestock producers. DDGS are distillers wet grains dried to an approximately 8% to 10% moisture content. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to the plant.

Distillers Grains Marketing and Distribution

We contract with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, a Broin affiliate, to market all of the distillers grains produced at the plant. There are four variations of distillers grains produced by us and marketed through Dakota Gold Marketing: 1) Dakota Gold™; 2) DDGS; 3) modified distillers wet grains; and 4) distillers wet grains. Dakota Gold™ is DDGS, plus a certification from Dakota Gold Marketing indicating that DDGS meet certain processing and specifications standards.

Sales of Dakota Gold™ make up the majority of our total sales of distillers grains. The production and sale of distillers modified wet grains and distillers wet grains vary depending upon the general operations of the plant and actual market conditions for each product.

Dakota Gold Marketing markets our distillers grains to local, regional and national markets. We ship Dakota Gold™ and DDGS primarily to markets in the western and southwestern United States, while shipments of modified distillers wet grains and distillers wet grains are shipped to local and regional markets. Shipments of Dakota Gold™ and DDGS are primarily done by rail because of a longer shelf life, while shipments of modified distillers wet grains and distillers wet grains are done by truck. We also contract with Dakota Gold Marketing for the use of railcars in transporting Dakota Gold™ and DDGS, paying Dakota Gold Marketing a flat fee per railcar in addition to a railcar mileage fee, depending upon the destination, in connection with each shipment. All shipping costs associated with transporting distillers grains from the plant to customers are borne by us and are included in gross revenues and cost of revenues. Although we rely on Dakota Gold Marketing to market 100% of our distillers grains, Dakota Gold Marketing is not dependent upon one or a limited number of major customers.

Our marketing contract with Dakota Gold Marketing is in effect until October 2013. It automatically renews for three-year periods unless discontinued by either party upon at least three months advanced written notice prior to the end of the term. We pay Dakota Gold Marketing a marketing fee based on gross monthly sales of distillers grains. We are responsible for all accounts receivable losses, while Dakota Gold Marketing is responsible for invoicing all loads and receiving payments from the customers, the payment of which is remitted to us.

Dependence upon a Single or Few Customers

We, as discussed above, are substantially dependent upon Ethanol Products for the purchase, marketing and distribution of ethanol. Ethanol Products purchases 100% of the ethanol produced at the plant, all of which is marketed and distributed to its customers.

Sources and Availability of Raw Materials

Corn. The major raw material required for the production of ethanol and distillers grains is corn. To operate at a name-plate capacity of 40 million gallons annually, our plant requires approximately 14 million bushels of corn annually. These bushels are supplied by our Class A members on a trimester basis and from local corn producers and elevators.

Class A members supply and deliver approximately 19% of the plant’s corn requirements based on a corn delivery obligation. Class A members receive payment for their delivery of corn based on an average of market prices at predetermined elevators, or at individually contracted prices, plus a freight allowance. The remaining balance of our corn requirements is supplied from purchases on the open market, namely from local corn producers and elevators, based upon individually contracted prices. Our Class A members may apply on an annual basis to be released from the corn delivery obligation if any of the following conditions apply: 1) the member historically has not produced enough corn to meet the requirement; 2) the member does not produce enough grain to meet the requirement because the member’s corn is fed to livestock; or 3) the member produces and stores the majority of the member’s corn greater than 40 miles from our plant. As of December 31, 2005, approximately 22% of our Class A members have been granted an exemption from the corn delivery obligation.

The plant’s location in Turner County, South Dakota, the only ethanol plant currently located in Turner County, provides an ample supply of corn to meet and exceed name-plate production capacity of the plant. In 2005, approximately 16.8 million bushels of corn for grain were produced in Turner County and over 101 million bushels of corn for grain were produced in the nearby counties of Lincoln, Hutchinson, McCook, Hanson, Minnehaha, Yankton, and Union.

If we formally decide to proceed with expansion of the plant from a name-plate capacity of 40 million gallons to 100 million gallons annually, we expect that the plant’s corn requirement will increase to approximately 37 million bushels of corn annually. We believe that our plant’s location in Turner County would continue to provide an ample supply of corn to meet this new requirement. However, if a local farmer-based group in Turner County decides to build an ethanol plant in Turner County with a production capacity of 100 million gallons of ethanol annually, it is far less likely that the local corn supply could support two plants.

Natural Gas

The production of ethanol at our plant requires a significant amount of natural gas. Natural gas is necessary to fuel the boilers that generate steam for the cooking, evaporation, and distillation processes, as well as to fuel the drying of distillers grains. We contract with NorthWestern Corporation of Sioux Falls, South Dakota, to supply and distribute natural gas to the plant. Our agreement with NorthWestern is in effect until 2018. The agreement requires that we use a minimum amount of natural gas on an annual basis to cover NorthWestern’s previously incurred costs of constructing a pipeline to our plant. In the event that we do not use a minimum amount of natural gas, NorthWestern is entitled to draw on an irrevocable standby letter of credit that we provided in May 2003. Since operations were commenced, however, we have used the minimum amount of natural gas required by NorthWestern, and we have not experienced any interruption in the supply of natural gas as all our requirements have been met.

Water

The production of ethanol and distillers grains requires a significant amount of water. Water supply and water quality are important requirements to produce ethanol.

All of our water requirements are currently supplied through three existing wells located near the plant. Since operations were commenced, we have not experienced any interruption or shortages in the supply of water as all our requirements have been met. In January 2006, we purchased two small parcels of real estate near the plant in order to install back-up ground wells and in the event of expansion of the plant.

Electricity

The production of ethanol and distillers grains requires a significant amount of electricity. Electricity is needed for lighting purposes and to power much of the machinery and equipment. We contract with Southeastern Electric Cooperative of Marion, South Dakota, to provide all of our electric power and energy requirements for the plant. The agreement is in effect indefinitely unless we breach the agreement, at which time Southeastern may terminate the agreement. Since operations were commenced, we have not experienced any shortages in the supply of electricity as all our requirements have been met.

Research and Development

We do not conduct any research and development associated with the development of new technologies for use in producing ethanol and distillers grains. We rely instead on Broin and Associates to research and develop new technologies in effort to improve the production process and end products. On April 4, 2005, we entered into a new licensing agreement and addendum with Broin and Associates. Under the agreement, in exchange for an initial and annual licensing fee, Broin licenses to us the right to use certain technology and patents owned, developed, or obtained by Broin and Associates and which relate to the ethanol and distillers grains production process. The term of this agreement is for so long as the term of the management agreement between us and Broin Management, or if we decide to no longer use any of the technology. Under the addendum, in exchange for an initial technology fee, Broin and Associates licenses to us the right to use a newly developed raw starch technology called BPX™.

Competition

We are in direct competition with numerous ethanol and distillers grains producers, many of which have significantly greater resources than we do. Additional ethanol and distillers grains producers will continue to enter the market if the demand and governmental supports for ethanol continue to increase.

The ethanol industry has grown to over 96 production facilities in the United States with a total production capacity of approximately 4.4 billion gallons annually.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Cargill, New Energy Corp., MGP Ingredients, Inc., VeraSun Energy Corporation and Aventine Renewable Energy, Inc., all of which are capable of producing more ethanol than we produce. There are also numerous ethanol plants of a similar size to our plant located in the Midwest. In addition, at least 34 new ethanol plants, along with nine existing plants that are undergoing expansion, are set to come into production in the next 18 months, thus adding another 2.1 billion gallons of production capacity.

In South Dakota, excluding our plant, there are currently ten plants in production with a total annual production capacity of approximately 377 million gallons of ethanol, and another two in the construction phase with a expected production capacity of approximately 110 million gallons annually. Moreover, in Turner County, South Dakota, the county where our plant is located, a local farmer-based group has publicly discussed tentative plans to build a plant with a production capacity of 100 million gallons of ethanol annually.

Despite this concentration and growth, we believe that we will continue to compete effectively with these producers because of the advanced technology incorporated into the areas of production and product development through Broin and Associates and the aggressive marketing strategies pursued by our Broin-affiliated marketers. However, it may not be feasible for us to proceed with an expansion of the plant if another ethanol plant is built in Turner County, South Dakota, as it could increase the cost of corn to the plant.

The following table identifies most of the producers in the United States along with their production capacities.

Company	Location	Feedstock	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
ACE Ethanol, LLC	Stanley, WI	Corn	39
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn

	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol, Inc.*	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	24	9
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn		40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn		60
Front Range Energy, LLC	Windsor, CO	Corn		40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	50	50
	Fairbank, IA	Corn		100

Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn		50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick/Coors	Golden, CO	Waste beer	1.5	1.5
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	17.5	4.5
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn		45
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Pacific Ethanol	Madera, CA	Corn		35
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4

	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Prairie Ethanol, LLC	Loomis, SD	Corn		60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
The Andersons Albion Ethanol LLC	Albion, MI	Corn		55
Trenton Agri Products, LLC	Trenton, NE	Corn	35	10
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn		100
	Lake Odessa, MI	Corn		45
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
Val-E Ethanol, LLC	Ord, NE	Corn		45
VeraSun Energy Corporation	Aurora, SD	Corn	230	110
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn		40
Wind Gap Farms	Baconton, GA	Brewery waste	0.4

Wyoming Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Total Current Capacity			4441.4
Total Under Construction/Expansions				2041
Total Capacity			6482.4

* farmer-owned

Renewable Fuels Association

Updated: March 3, 2006

As the demand for ethanol increases, we may have to compete with international ethanol producers, which may be able to produce and sell ethanol more inexpensively. Brazil is currently the world’s largest producer and exporter of ethanol. In 2004, for example, Brazil produced 3.9 billion gallons of ethanol and shipped approximately 112 million gallons of ethanol into the United States. Depending on the price of sugar, ethanol is produced more cheaply in Brazil than in the United States because of the use of sugarcane, a less expensive alternative to corn in the production process. Because of various tariffs on the importation of ethanol into the United States, the price of ethanol produced in the United States is currently more competitive than ethanol imported from Brazil. In the event that these tariffs are reduced or eliminated, however, the price of ethanol produced in the United States may become less competitive, which could adversely impact our ability to sell ethanol.

In addition, the Carribean Basin Initiative allows for ethanol produced in participating Carribean Basin countries to be imported into the United States duty free. Large ethanol producers, like Cargill, have expressed an interest in building ethanol plants in these countries, such as El Salvador. While the Carribean Basin Initiative caps the amount of duty free ethanol imported into the United States at 7% of the total United States’ production from the previous year, as total production in the United States grows, the amount of ethanol produced from the Carribean area and sold in the United States will also grow, which could impact our ability to sell ethanol.

Like many ethanol producers, we compete with producers of methyl tertiary butyl ether, or MTBE. MTBE is another oxygenate commonly used in fuels for compliance with the federal Clean Air Act mandates and is a competitor of ethanol in the oxygenate market. Many major oil companies produce MTBE and, because it is petroleum-based, its use is supported by these companies. These companies have significantly greater resources than we do with which to market MTBE, influence legislation, and influence public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so. While MTBE still remains a competitor, it is increasingly the subject of serious environmental concerns. These concerns have resulted in several states enacting laws prohibiting the use of MTBE as an oxygenate in fuels. As more states continue to ban the use of MTBE, MTBE is expected to become less competitive with ethanol.

Alternative fuels, gasoline oxygenates, and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we do. New products or methods of ethanol production developed by larger, better financed competitors could provide them with competitive advantages over us and harm our business.

Federal and State Government Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives. Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

Prior to the Energy Policy Act of 2005 (EPACT), which was signed into law on August 8, 2005, ethanol sales were favorably affected by the federal Clean Air Act Amendments of 1990. These amendments required, among other things, the sale of reformulated gasoline in certain major urban areas to reduce pollutants, and that the reformulated gasoline contain at least 2% oxygen by weight. Refiners met the oxygenated requirement by adding ethers or ethanol, any of which contained oxygens and other elements. Until recently, MTBE was the most commonly used oxygenate until the use of it declined due to environmental concerns and after being banned in several states.

EPACT repealed the Clean Air Act requirement to use oxygenates in reformulated gasoline. In place of this requirement, it established a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires 4.0 billion gallons of ethanol or other renewable fuel be used in motor vehicles in 2006 and 7.5 billion gallons of ethanol or other renewable fuel be used in motor vehicles by 2012. In addition, EPACT expands who qualifies for the federal small producer tax credit. Producers with a production capacity of up to 60 million gallons annually now qualify for the credit of $0.10 per gallon of ethanol produced, not to exceed $1.5 million per year per producer. The credit is effective for producers with taxable years ending after August 8, 2005. Because the plant’s production capacity is currently less than 60 million gallons annually, the credit will be passed through to us and our members for the 2005 tax year.

Furthermore, the use of ethanol as an oxygenate to comply with federal mandates has been aided by federal tax policy. Prior to the enactment of the American Jobs Creation Act of 2004, which went effective on January 1, 2005, the Energy Tax Act of 1978 exempted ethanol blended gasoline from the full federal excise tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United States’ dependence on foreign oil. The exemption allowed ethanol to be sold by blenders at prices that were competitive with other less expensive additives and gasoline. Equivalent to providing a per gallon “equalization” payment, the exemption allowed blenders to pay more for ethanol than the wholesale price of gasoline and still retain the same profit margins. The equalization payment consisted of an exemption of $0.052 per gallon from the excise tax of $0.184 per gallon for a 10% ethanol blend, with lower exemption amounts available for a 7.7% and 5.7% ethanol blend.

The American Job Creations Act replaced the federal excise tax exemption with the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides an excise tax credit of $0.51 per gallon of ethanol blended into gasoline. For example, for a 10% and 85% ethanol blend, a blender can claim a credit of $0.051 and $0.4335 per gallon of gasoline, respectively. Basing the credit on any volume of ethanol blended, as opposed to a more restrictive blend percentage under the prior exemption, the VEETC is expected to allow refineries greater flexibility and incentive to blend as much or as little to meet their octane or volume needs.  The VEETC is scheduled to expire on December 31, 2010.

In addition to tax policy, the production of ethanol has been aided by federal and state government production incentives. Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program. Under the program, incentive payments are allocated to ethanol producers based primarily on an increase in gallons of ethanol produced compared to the prior year’s production. Revenue from the program, however, is expected to be adversely affected by an increase in participation by new and expanding plants in the United States, a decrease in federal funding under the program, and a termination of the program on September 30, 2006.

In South Dakota, the state provides an incentive production payment to ethanol producers operating in South Dakota. The production incentive consists of a direct payment to South Dakota ethanol producers of up to $0.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (a maximum of $83,333 per month in 2005) and a maximum of $10 million over the life of a plant. The program, however, caps the payments that can be distributed to all plants based in South Dakota in a program year to no more than $7 million in payments in 2006 (program year ending June 30, 2006) and $7 million in 2007. The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all the plants in South Dakota. As more plants commence production or existing plants increase production, each plant may receive a lower proportionate share of the maximum payment under the program. Due to an increase in claims made for payment from new and existing plants during the 2005 program year, the funds were depleted in full midway through the 2005 program year. It is uncertain whether the funds under the program will be depleted before the end of the 2006 program year, much of which is dependent upon any new production and participation in South Dakota in 2006.

The revocation, amendment, or non-renewal of any one or more of these laws, regulations or programs, or a lack of funding under the programs, could adversely affect the future use of ethanol and operations in a material way. Any material reduction of the use of ethanol would have an adverse effect on our profitability and viability.

Other Factors Affecting Demand and Supply

In addition to government supports that encourage the production and use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. And, according to the National Ethanol Vehicle Coalition, there are currently about 6.0 million flexible fuel vehicles capable of operating on E85 in the United States and over 460 retail stations supplying it. Automakers have also indicated plans to produce an estimated one million more flexible fuel vehicles per year.

Environmental Regulation and Costs

We are subject to extensive environmental regulation at the federal and state levels. The federal environmental regulations with which we must comply are promulgated by the United States Environmental Protection Agency pursuant to the federal Clean Air Act. The state environmental regulations with which we must comply are promulgated by the South Dakota Department of Environment and Natural Resources. The Environmental Protection Agency and the Department of Environment and Natural Resources regulate the air quality at the plant, in particular the emissions into the air. The Department of Environment and Natural Resources also regulates water collection and discharge. In addition to its own enforcement authority under this law, the Environmental Protection Agency has delegated permitting and enforcement authority to the Department of Environment and Natural Resources. Our plant requires the following permits from these and other agencies:

• We have a Title Five Operating Permit from the Department of Environment and Natural Resources. The Title Five Operating Permit serves as the air quality and operation permit for the plant. We must conduct ongoing emissions testing to verify compliance with the Title Five Operating Permit. The permit is due for renewal on May 24, 2007. An amendment to this permit will be required if we decide to proceed with an expansion of the plant.

• We have an Alcohol and Tobacco Tax and Trade Bureau Permit from the Department of Treasury, which is required because of the alcohol content of ethanol. The permit is required to be renewed annually.

• We have a Surface Water Discharge Permit from the Department of Environment and Natural Resources. The Surface Water Discharge Permit regulates any storm water discharges associated with industrial activity. The permit requires us to provide the Department of Environment and Natural Resources with ongoing compliance reports. This permit is due for renewal in 2008.

• We have a Storm Water Discharge Permit from the Department of Environment and Natural Resources. The Storm Water Discharge Permit regulates any surface water from rain or other precipitation, which we collect and store in a storm water pond adjacent to the plant. The permit is due for renewal in 2008.

While we are currently in compliance with applicable environmental laws, regulations and permits, we will need to continue to comply with all permits and regulatory requirements. To accomplish this, we maintain an on-going program to ensure compliance with these requirements. Maintaining compliance may require us to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material and costly. In 2006, we do not anticipate that any significant expenditures will be made on environmental control or related equipment unless we decide to proceed with an expansion of the plant. If we were to proceed with expansion, we expect that additional capital expenditures would be made on environmental control or other related equipment in the next 24 months, most of which would be financed with additional debt.

Finally, federal and state government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, the plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Management and Employees

Broin Management, LLC, a Broin affiliate, manages the day-to-day operations of the plant. We pay Broin Management a fixed annual fee and an incentive bonus based on our annual net income. We also pay certain expenses incurred with respect to operation of the plant while other expenses, including but not limited to, the provisions of a full time plant manager and technical manager are included as part of Broin Management’s fees. Broin Management employs Mr. Rick Serie as the plant’s general manager. Mr. Serie oversees and is responsible for the operation and production on a day-to-day basis. Mr. Serie also serves as our designated Chief Executive Officer and Chief Financial Officer for reporting purposes.

As of March 1, 2006, we employed 42 employees, all but one being full time. Our employees include an operations manager, a maintenance manager, a commodities manager, a microbiologist, a controller, a membership coordinator, a chief mechanical operator, plant operators, plant maintenance personnel, accounting assistants and administrative assistants. This list does not include Mr. Serie and the technical manager, both of whom are employed by Broin Management.

Item 1A. Risk Factors.

Risk Related to Operations

Our financial condition is dependent on corn prices and market prices for ethanol and distillers dried grains, and our financial condition and results of operation are directly affected by changes in these market prices. Our results of operations and financial condition are significantly affected by the cost and supply of corn and by the selling price for ethanol and distillers grains. Changes in the price and supply of commodities are subject to and determined by market forces over which we have no control. The availability and price of corn significantly influences our financial condition as it is our highest production expense. We purchase corn in the cash market and hedge corn price risk through forward and futures contracts and options to reduce short-term exposure to price fluctuations.

Generally, higher corn prices produce lower profit margins for us. This is especially true if market conditions do not allow us to pass through to our customers any increased corn costs. In the event of higher prices, there is no assurance that we will be able to pass through to our customers these costs. If a period of high corn prices were sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating the plant.

Our revenues are exclusively dependent on the market prices for ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol generally tends to increase as the price of gasoline increases, and the price of ethanol generally tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues. Similarly, the price of distillers grains generally tends to fluctuate in the same direction as the price of corn and soybean meal. Thus, any lowering of corn or soybean meal prices will likely lead to lower prices of distillers grains.

Hedging transactions involve risks that could harm our profitability. In an attempt to minimize the effects of the volatility of corn and natural gas costs on operating profits, we engage in hedging activities in the corn and natural gas futures markets. The effectiveness of such hedging activities is dependent, among other things, upon the cost of corn and natural gas and our ability to sell sufficient products to utilize all of the corn and natural gas subject to the futures contracts. There are no assurances that our hedging activities will reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. In addition, we may choose not to take hedging positions in the future, which may adversely affect our financial condition if corn and natural gas prices increase. Our hedging activities can themselves result in increased costs because price movements in corn and natural gas are highly volatile and are influenced by many factors which are beyond its control.

Our business is not diversified because it is limited to the fuel grade ethanol industry, which may limit our ability to adapt to changing business and market conditions.   Our sole business is the production and sale of fuel grade ethanol and distillers grain produced from corn. Our plant does not have the capability of producing industrial or food and beverage grade ethanol, which is used in such products as cosmetics, perfume, paint thinner and vinegar. Our plant also is not equipped to capture carbon dioxide, another co-product of the ethanol production process. The lack of diversification of our business may limit our ability to adapt to changing business and market conditions.

We are heavily dependent upon several Broin-affiliated companies and any termination of or disagreement regarding the services of these affiliates may materially harm our business.  We have material agreements in place with four companies over which Jeff Broin, a member of our board of managers, has substantial or some control. We have an agreement with Broin Management to manage and operate the plant and an agreement with Broin and Associates to license technology for the ethanol production process. We also have an agreement with Ethanol Products, LLC, for the marketing and sale of fuel grade ethanol and with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, for the marketing and sale of distillers grains. If any of these Broin affiliates were to terminate their relationships with us, we might not be able to secure suitable and timely replacements for those services at a reasonable cost or at all, which would materially harm our business.

We are dependent upon Ethanol Products, LLC to purchase and market all of the ethanol produced at the plant.  Ethanol Products is the exclusive purchaser of all of the ethanol produced at the plant which, in turn, markets and transports the ethanol to refineries located throughout the United States. If Ethanol Products breaches our ethanol marketing agreement or is not in the financial position to purchase all of the ethanol produced, we may not have any readily available means to sell the ethanol and our financial condition will be adversely and materially affected. If the ethanol marketing agreement with Ethanol Products were to terminate, we would be forced to seek other arrangements to sell the ethanol produced, but there are no assurances that these arrangements would achieve results comparable to those achieved by Ethanol Products.

Interruptions in energy supplies could delay or halt our production, which will reduce our profitability. Ethanol production requires a constant and consistent supply of energy, including electricity and natural gas. If there is any interruption in our supply of energy for whatever reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for any extended period of time, it will reduce our profitability. We have agreements with various companies to provide our needed energy, but we cannot assure you that these companies will continue to be able to supply reliably the necessary energy that we need. If we were to suffer interruptions in our energy supply, our business would be harmed.

To produce ethanol, we need a significant supply of water.  Water supply and water quality are important requirements to produce ethanol. Our requirements are supplied by three operating ground wells located near the plant, which currently provide a sufficient supply of water. There is no assurance, however, that these ground wells will always have the capacity to meet our water requirements, particularly during times of drought. We may choose or be forced to find other sources and this could require us to spend additional capital. If we find other sources, there is no assurance that those sources would provide a consistent quantity and quality of water and at commercially reasonable prices.

Debt service and restrictive loan covenants limit our ability to make cash distributions to our members and could have other important consequences.   Our debt service requirements make us more vulnerable to economic or market downturns. If we are unable to service our debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure indebtedness or seek additional equity capital. There are no assurances that we can accomplish any of these strategies on satisfactory terms, if at all. In addition, our debt financing agreements contain numerous financial, maintenance and other restrictive covenants. These covenants and obligations limit the ability to make cash distributions to our members.

Risks Related to Industry

Increases in the production of ethanol could result in lower prices for ethanol and its co-products and higher prices for corn. There are currently 96 ethanol plants nationwide that have the capacity to produce over four billion gallons annually. There are another 34 new ethanol plants under construction and nine existing plants under expansion, with a combined annual capacity of more than 2.1 billion gallons, and more potentially in the planning stages. To accommodate this increased supply, there are no assurances that there will be material or significant increases in the demand for ethanol. If demand does not correspondingly increase with supply, the prices of ethanol may decline and decrease our profitability in the process.

We operate in an intensely competitive industry and there is no assurance that we will be able to compete effectively.  The ethanol business is highly competitive, and other companies presently in the market, or that are about to enter the market, could adversely affect prices for the ethanol products we sell. Commodity groups in the Midwest have encouraged the construction of ethanol plants, and there are numerous other entities considering the construction of ethanol plants. Nationally, the ethanol industry will become competitive given the substantial construction and expansion that is occurring in the industry. We compete with other ethanol producers such as Archer Daniels Midland, Cargill, among others, all of which are capable of producing significantly greater quantities of ethanol than the amount we produce. In light of such competition, there is no assurance that we will be able to compete effectively in the industry.

Competition with a proposed ethanol plant based in Turner County, South Dakota could adversely impact our operations. A local farmer-based group from Marion, South Dakota is planning to build an ethanol plant, with a name-plate production capacity of up to 100 million gallons annually, approximately 15 miles from our plant. This plant, if built, would be the second plant to be built and operate in Turner County, next to ours. The concentration of two plants in Turner County in such close proximity to each other could have a significant adverse effect on our operations. Specifically, it could reduce our ability to obtain corn from the local area and at commercially reasonable prices. Any increase in the price of corn could reduce our margins, particularly if we are unable to pass these additional costs to our customers.

Competition from the advancement of technology may lessen the demand for ethanol and negatively impact our profitability. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our financial condition and results of operations.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum-especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our plant into a plant that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our financial condition and results of operations will be adversely affected.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce than it contributes may affect the demand for ethanol which could affect our ability to market our product. Certain individuals believe that use of ethanol will have a negative impact on retail prices. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for ethanol and negatively affect our profitability.

Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to ethanol produced domestically. Thus, competition from ethanol imported from Caribbean Basin countries may affect our ability to sell ethanol profitably.

Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol, which would cause us to lose market share. Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Brazil experienced a dramatic increase in ethanol production and trade in 2004, exporting approximately 112 million gallons to the United States alone. Ethanol imported from Brazil may be a less expensive alternative to ethanol produced domestically, which is primarily made from corn. If the tariffs presently protecting United States ethanol producers are reduced or eliminated, competition from ethanol imported from Brazil and other countries may be increased which would affect our ability to sell ethanol profitably.

Ethanol Plant Technology and Expansion-Related Risks

There is no assurance that the recent incorporation of new technology to our plant, or a possible expansion of the plant in the future, will improve our operations or profitability.  In August 2005, we completed construction on various improvements to the plant associated with the incorporation of new technology called BPX™. BPX™ is a new technology that eliminates an energy-intensive cooking step in the production process. We are also considering the expansion of the plant from a name-plate capacity of 40 million gallons annually to 100 million gallons annually. While we believe that BPX™  and expansion of the plant will improve our operations, there is no assurance that either project will improve our operations, financially or otherwise.

Any construction associated with expansion of the plant could cost more than anticipated. If we decide to proceed with a plant expansion, we strongly anticipate entering a design-build construction contract with Broin and Associates based on a fixed price. Like with any construction project, however, there could be cost overruns in connection with construction due to change orders approved by us, delays in completion of these improvements due to various factors, including acts of God, destruction of the plant by fire or other hazards, and inability to obtain materials or labor or other factors.

Before we proceed with any expansion of the plant, we will need to obtain approval of amendments to our existing permits from the South Dakota Department of Environment and Natural Resources. If we proceed with expansion of the plant, there is no assurance that we will obtain the necessary approvals of the amendments to our existing permits in a timely manner or at all. Any delay or inability in obtaining approvals of these amendments would adversely affect the objectives we might anticipate obtaining with expansion.

To expand the plant, we will need an additional supply of water.  Our current water requirements are met by three operating ground wells located near the plant. These wells provide an adequate supply of water to meet our requirements. We recently purchased two parcels of nearby real estate as a source for additional ground wells. If we proceed with an expansion of the plant, there is no assurance that any newly identified well will provide an adequate supply of water to meet the requirements for operation of the plant. We may be forced to find other sources and this could require us to spend additional capital, which could harm our business. If we are forced to find other sources, there is no assurance that we would be able to find alternative sources of water at commercially reasonable prices, if at all.

Government, Regulatory and Tax Risks

Government regulation costs could increase costs and reduce profitability.  The operation of an ethanol plant is subject to ongoing compliance with applicable federal and state governmental regulations, such as those governing emission control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost us significantly more to comply with them. Further, other regulations may arise in future years regarding the operation of the ethanol plant, including the possibility of additional permits and licenses. We might have difficulty obtaining any such additional permits or licenses, and they could involve significant unanticipated costs. We are subject to all of these regulations without regard to whether the operation of the ethanol plant is profitable.

Federal and state laws, regulations and tax incentives concerning ethanol could expire or change, which could harm our business. As described in more detail herein,

ethanol sales have been favorably affected by a variety of federal laws and supports. The Clean Air Act (including the Reformulated Gasoline Program) and the Federal Oxygen Program helped spur demand for ethanol by requiring the use of oxygenated motor fuels during the fall and winter months in certain metropolitan areas. The Volumetric Ethanol Excise Tax Credit offers to blenders a volumetric ethanol excise tax credit of $0.51 per gallon of any ethanol blend. The federal Bioenergy Program and South Dakota program provide incentives to produce ethanol. The modification or elimination of any of the federal and states laws and programs described above, could have a material adverse impact on the industry and our business.

If we are treated as a corporation for federal income tax purposes, our members’ capital units could decline in value.  We have elected to be treated as a partnership for federal income tax purposes. This means that we do not pay income tax at the company level and that members pay tax on their proportionate share of our net income. In the event there are changes in the law or IRS interpretations, or trading in capital units that could result in classification of us as a publicly traded partnership, for example, we may be treated as a corporation rather than a partnership for federal income tax purposes. In that case, we would pay tax on our income at corporate rates and no income, gains, losses, deductions or credits would flow through to our members. Currently, the maximum effective federal corporate rate is 35%. In addition, distributions would generally be taxed to members upon receipt as corporate dividends. Because a tax would be imposed upon us at the entity level, the cash available for distribution to our members would be reduced by the amount of the tax paid. Reduced distributions could reduce the value of our members’ capital units.

There are significant restrictions on transferring the capital units.  To maintain preferential partnership tax status, our capital units may not be traded on an established securities market or readily tradable on a secondary market. To help ensure that a market does not develop, our Operating Agreement prohibits transfers other than through the procedures specified in our Capital Units Transfer System. Under this system, all transactions must be approved by our board of managers. The board generally approves transfers that fall within “safe harbors” contained in the publicly traded partnership rules under the federal tax code. Permitted transfers include transfers by gift or sales to qualified family members, transfers upon death and through a “qualified matching service.”  Transfers through our qualified matching service are limited by the federal tax code to no more than 10% of our capital units outstanding annually. If a member transfers capital units in violation of the publicly traded partnership rules or without the prior written consent of the board, the transfer is considered null and void and the board has the option to redeem the capital units at a substantial discount. These restrictions on transfer could reduce the value of a member’s capital units.

Item 2. Properties.

Our ethanol plant is located on 119 acres of land we own near the town of Chancellor in Turner County, South Dakota. This site is served by multiple state highways and is near Interstate Highways 29 and 90 and has rail facilities and connections to the Burlington-Northern Santa Fe railroad system to facilitate transporting the ethanol and distillers grains produced at our plant to certain markets. All of our tangible and intangible property, real and personal, serves as collateral for our debt financing with AgCountry Farm Credit Services, which is described below under “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operation—Indebtedness.”

Item 3. Legal Proceedings.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceeding and we are not aware of any material claims pending or threatened against us that could result in the commencement of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Member Units and Related Member Matters and Issuer Purchases of Equity Securities.

As of March 1, 2006, we had 501 Class A members, 1 Class B member, and 155 Class C members, representing a total of 543 members.

Trading Activity

There is no established public trading market for our capital units. Capital units may only be transferred in accordance with our Operating Agreement and Capital Units Transfer System. Our Capital Units Transfer System is designed to preserve the single-level tax status as a limited liability company. Internal Revenue Service regulations impose significant trading restrictions on our capital units if we want to maintain this status.

The Capital Units Transfer System provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to our board of managers’ final approval. From January 1, 2003 to December 31, 2004, our qualified matching service was operated by Variable Investment Advisors, Inc., a registered broker-dealer operating a registered Alternative Trading System with the SEC. Since January 1, 2005, our qualified matching service has been operated by Alerus Securities Corporation, a registered broker-dealer operating a registered Alternative Trading System with the SEC.

The following table contains historical information by trimester for sales of our Class A capital units through our qualified matching service since January 1, 2004.

Trimester	Low Price		High Price		Average Price		# of Capital Units Traded
January - April 2004		$7,500		$8,011		$7,751	18
May - August 2004		$7,500		$7,500		$7,500	10
September - December 2004		$7,530		$8,000		$7,807	16
January - April 2005		$12,500		$12,500		$12,500	2
May - August 2005	$	None	$	None	$	None	None
September - December 2005		$15,000		$15,000		$15,000	2

There were no issuer purchases of equity securities during the quarter ended December 31, 2005.

Distributions

In 2004, we distributed to our members approximately $8.7 million in total cash distributions, or $2,336 per capital unit.

In 2005, we distributed to our members approximately $7.9 million in total cash distributions, or $2,700 per capital unit.

On January 23, 2006, we distributed to our members approximately $2.8 million in cash, or $750 per capital unit.

Under the terms of our Fourth Amended and Restated Operating Agreement, dated February 17, 2005, we are required to make a distribution to our members of at least 20% of the net cash from operations, as long as net cash from operations is in excess of $500,000 for that year, or our board of managers determines otherwise. However, we are prohibited from making any distributions that would violate or cause us to default under any of the terms of our credit facilities or debt instrument. Under our loan agreement with our lender, AgCountry Farm Credit Services, we are prohibited from making distributions to members in any rolling 12 month period that exceed 75% of our net income unless certain conditions apply. For further details of this loan, please see “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtedness.” In addition, our distributions are required to be issued to members of record as of the last day of the trimester immediately prior to the trimester in which the distribution was declared by our board of managers.

It is uncertain whether we will make similar distributions in 2006 as in 2005. Our ability to issue similar distributions is substantially dependent upon our profitability, the discretion of our board of managers subject to the provisions of our Operating Agreement, and the approval of our lender.

Item 6. Selected Financial Data

The following table sets forth selected financial data of Great Plains Ethanol, LLC for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

	2005	2004	2003 (1)
Statement of Operations Data:
Revenue	$84,645,519	88,920,352	52,354,635
Cost of Revenues	$65,434,525	71,588,411	42,833,701
Gross Profit	$19,210,994	17,331,941	9,520,934
General and Administrative Expense	$3,530,388	2,759,696	2,194,496
Income from Operations	$15,680,606	14,572,245	7,326,438
Interest Expense	$(1,404,660)	(1,176,009)	(1,177,471)
Other Income	$54,450	342,379	24,279
Net Income	$14,330,396	13,738,615	6,173,246
Capital Units Outstanding	3,742	3,742	3,742
Net Income per Capital Unit	$3,830	3,671	1,650
Cash Distributions declared per Capital Unit	$2,850	1,936	1,000

Balance Sheet Data:
Working Capital	$4,732,343	2,088,786	3,669,394
Net Property, Plant & Equipment	$47,105,398	44,265,244	45,425,534
Total Assets	$63,368,068	56,047,104	60,655,872
Long-Term Debt Obligations	$21,627,548	19,831,903	29,099,564
Members Equity	$30,488,625	26,822,928	28,219,377
Book Value per Capital Unit	$8,148	7,168	5,433

(1) We commenced operations on March 20, 2003. Therefore, our financial data only represents nine months of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this report.

Overview and Executive Summary

We are engaged in the production of fuel-grade ethanol and distillers grains. We obtain corn for processing into ethanol and distiller grains from the local corn market, our members and local corn producers. After processing the corn into ethanol and distillers grains, the ethanol is sold to Ethanol Products, LLC, a Broin affiliate, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States. Distillers grains are sold through Dakota Gold Marketing, another Broin affiliate, which markets and sells the product to livestock feeders.

Our net income increased by approximately $590,000, or 4.3%, from 2004 to 2005. Net income increased between periods primarily due to low and stable corn prices, which lowered our cost of revenues, and a continuation of strong ethanol prices. Corn prices and costs in 2005 remained low and stable due to a large carryout and plentiful corn harvest in 2005, in contrast to 2004 when corn prices and costs were significantly higher and more volatile which adversely impacted our cost of revenues. Ethanol prices remained strong between periods primarily due to a continuation of higher prices of unleaded gasoline and increased demand for ethanol from new markets opening up in the United States. Lower corn costs, however, were offset by a rise in natural gas and shipping costs and a decrease in incentive revenue from the federal Bioenergy Program.

Our outlook for 2006, at least for the first six months, is favorable yet cautious. We expect ethanol prices to remain favorable because the price of unleaded gasoline is expected to remain at or above its current price levels. Ethanol prices are expected to be impacted positively by blenders and refineries increasing their use of ethanol, new markets for ethanol opening up due to MTBE phase out, and increased acceptance and exposure of ethanol. However, the expected increase in demand may be offset by an increase in supply. Approximately 34 plants are expected to come into production in the next 18 months, along with nine existing plants expanding production capacity, therefore adding an additional 2.1 billion gallons of annual production capacity. Accordingly, the price of ethanol may trend downward if supply exceeds demand. With respect to distillers grains, we believe that prices will remain at or near its currently low and stable levels due to the low price of corn and soybean meal and, therefore, revenues from the sale of distiller grains should remain relatively consistent with 2005.

In terms of our cost of revenues, we expect corn prices and costs to remain low and stable due to a large carryout from 2005. This trend could change in 2006 if inclement weather or other conditions make for poor planting, growing or harvest conditions. In addition, lower corn costs are likely to be offset, in part, by a continuation of higher prices of natural gas, as well as increases in shipping costs.

Results of Operations

Comparison of Year Ended December 31, 2005 to December 31, 2004

	Year Ended December 31, 2005		Year Ended December 31, 2004
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	70,551,148	83.3	69,464,217	78.1
Distillers Grains	13,345,911	15.8	13,896,018	15.6
Incentive	748,460	0.9	5,560,117	6.3
Total	84,645,519	100	88,920,352	100

Cost of Revenues	65,434,525	77.3	71,588,411	80.5

General and Administrative Expenses	3,530,388	4.2	2,759,696	3.1

Other Operating Income (Expense)	(1,350,209)	(1.6)	(833,630)	(0.9)

Net Income	14,330,397	16.9	13,738,615	15.5

Revenues-Our revenues decreased $4.2 million, or 4.8%, to $84.6 million for the year ended December 31, 2005 from $88.9 million for the year ended December 31, 2004. The decrease was primarily related to the reduction of incentive revenue received from the federal Bioenergy Program.

Revenue from the sale of ethanol increased approximately $1.1 million, or 1.54%, to $70.5 million for the year ended December 31, 2005, from $69.4 million for the year ended December 31, 2004. The increase in ethanol revenue was the result of a nominal change in the ethanol prices per gallon, plus a 1% increase in sales volume.

Revenue from the sale of distiller grains decreased $550,000, or 4%, to $13.35 million for the year ended December 31, 2005, from $13.9 million for the year ended December 31, 2004. The decrease was due to a 17.6% decrease in price per ton, offset by a 4.5% increase in sales volume.

Revenue from federal and state governmental incentive programs decreased $4.8 million, or 86.5%, to $748,000 for the year ended December 31, 2005, from $5.6 million for the year ended December, 31 2004. Incentive revenue consists of income earned from federal and state governments in connection with our ethanol production. For the year ended December 31, 2005, we recorded incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program of approximately $46,000 compared to $4.9 million for the year ended December 31, 2004. The decrease was directly related to how the payments are structured under this program, as payments are based on an increase of ethanol produced compared to the prior year’s production for that same period. The plant’s production in 2005, though, was comparable to production in 2004. Minimal payments from this program are expected in

2006 because of increased participation by ethanol producers, decreased funding, and a termination of the program on September 30, 2006

 The decrease in revenue from the Bioenergy Program, however, was very slightly offset by an increase in incentive revenue from the State of South Dakota. For the year ended December 31, 2005, we recorded approximately $702,000 in incentive revenue from the state, compared to $667,000 for the year ended December 31, 2004. The increase in revenue was related to an increase in funds the state allocated to this program in 2005.

Cost of Revenues-Our cost of revenues, which includes production expenses, decreased $6.15 million, or 8.6%, to $65.4 million for the year ended December 31, 2005, from $71.5 million for the year ended December 31, 2004. The decrease in cost of revenues was primarily due to a 30.6% decrease in cost of corn, offset by increases in natural gas costs, shipping costs and ingredient costs. The decrease in the cost of corn was primarily due to a 26.5% decrease in the market price of corn between periods. The decrease in price was due largely to a large carryout and a plentiful corn harvest in 2005.

The decrease in the cost of corn was also impacted in part by the use and effect of hedging instruments relative to the market price of corn between periods. Gains and losses that result from a change in value are recognized in cost of revenues as the changes occur. Gains are recognized as a decrease in cost of revenues while losses are recognized as an increase in cost of revenues. For the year ended December 31, 2004, our cost of revenues includes losses of $3.6 million from the use and effects of corn hedging instruments. These losses were caused by the significant price fluctuations of corn in 2004 and the effect on the value of the hedging instruments at the time. At the end of 2003, we increased our use of hedging instruments and positions for 2004 to protect against the market price forecasts for corn, which predicted higher prices because of low world carryout prior to the growing season, decreased production, and drought. As the year progressed, however, and it became apparent that corn production would be much higher than expected, the original market forecasts proved incorrect and the market price of corn actually declined. When the market price declined, the value of our corn hedging instruments fell which led to $3.6 million loss and a corresponding increase in our cost of corn and cost of revenues.

In contrast, there was no material adverse effect on cost of revenues from the use of hedging instruments and the corn market for the year ended December 31, 2005. Due to a record carryout of corn into 2005 and the overall stable conditions in the commodities markets, we took fewer hedging positions to protect against potential price volatility. As a result, there was considerably less market risk exposure in 2005 and potential for losses. Accordingly, for the year ended December 31, 2005, a $1.25 million gain resulted from the use of corn hedging instruments which, in turn, led to a corresponding decrease in the cost of revenues.

The decrease in the cost of corn between 2004 and 2005 was offset by increases in natural gas costs, ingredient costs and shipping costs. Natural gas costs increased by approximately 36.5% between periods due largely to a decrease in natural gas production nationwide caused primarily by an overly active hurricane season and an increase in demand. General ingredient costs for the production process increased by approximately 26.7% between periods due to a change in the production process from the incorporation of BPX™. Finally, shipping costs for ethanol and distillers grains increased by 34.2% between periods because of an increase in freight charges imposed by the Burlington-Northern Santa Fe railroad system. We anticipate that these higher shipping and natural gas costs will continue at or near their current levels at least through 2006.

General and Administrative Expenses-General and administration expenses increased $770,692, or 27.9%, to $3.5 million for the year ended December 31, 2005, to $2.7 million for the year ended December 31, 2004. The substantial majority of the increase was due to a write off of the previously capitalized loan costs incurred related to the original debt, new licensing fees paid to Broin and Associates under a new technology licensing agreement, and incentive fees paid to Broin Management for managing the plant.

Interest Expense-Interest expense increased $228,651, or 19.4%, to $1.4 million for the year ended December 31, 2005, from $1.1 million for the year ended December 31, 2004. The primary reason for this increase was the rising interest rates on our variable-rate notes. Rates increased 42.8% from the year ended December 31, 2005 to the year ended December 31, 2004.

Net Income-Net income increased $591,782, or 4.3%, to $14.3 million for the year ended December 31, 2005 from $13.7 million for the year ended December 31, 2004. The increase in net income was primarily attributed to, as discussed above, a decrease in cost of revenues, offset by a decrease in total revenue.

Comparison of Year Ended December 31, 2004 to December 31, 2003

	Year Ended December 31, 2004		Year Ended December 31, 2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	69,464,216	78.1	35,683,989	68.2
Distillers Grains	13,896,019	15.6	8,904,112	17.0
Incentive	5,560,117	6.3	7,663,419	14.6
Grant	0		103,115	0.2
Total	88,920,352	100.0	52,354,635	100.0

Cost of Revenues	71,588,411	80.5	42,833,701	81.8

General and Administrative Expense	2,759,696	3.1	2,194,496	4.2

Other Operating Income (Expense)	(833,630)	(0.9)	(1,153,192)	(2.2)

Net Income	13,738,615	15.5	6,173,246	11.8

Revenues-Our revenue increased $36.5 million, or 69.8%, to $88.9 million for the year ended December 31, 2004, from $52.3 million for the year ended December 31, 2003. The increase was primarily due to our plant operating with only nine months of production for the year ended December 31, 2003, as the plant did not commence production until March 20, 2003. Accordingly, because of a longer period of production in 2004, the plant produced and sold a greater volume of ethanol and distillers grains in 2004 than in 2003. Revenues were also impacted by an increase in the price of ethanol and distillers grains between periods.

Revenue from the sale of ethanol increased approximately $33.8 million, or 94.7%, to $69.4 million for the year ended December 31, 2004, from $35.6 million for the year ended December 31, 2003. In addition to the increase in production and sales volume in 2004, revenue from the sale of ethanol increased because of higher ethanol prices. Ethanol prices, on a per gallon basis, increased approximately 28.5% from 2003 to 2004, due primarily to higher prices of unleaded gasoline during this same period.

Revenue from the sale of distillers grains increased approximately $5.0 million, or 56.1%, to $13.9 million for the year ended December 31, 2004, from $8.9 million for the year ended December 31, 2003. In addition to the increase in production and sales volume in 2004 because of the shortened year of production in 2003, revenue from the sale of distillers grains increased because of higher prices received for distillers grains. Higher prices were the result of higher prices in the corn and soybean meal market, the principal competing products of distillers grains, and our ability to secure a premium price for Dakota Gold™.

Revenue from governmental incentive programs decreased $2.1 million, or 27.5%, to $5.5 million for the year ended December 31, 2004, from $7.6 million for the year ended December 31, 2003. Incentive revenue consists of income earned from federal and state governments in connection with our ethanol production. For the year ended December 31, 2004, we recorded incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program of approximately $4.9 million, compared to $7.1 million for the year ended December 31, 2003. Since 2003 was our first year of production, we had the largest increase in production from 2002. Between 2004 and 2003, however, we had a far smaller increase in production which, accordingly, led to less incentive revenue being earned. In addition, we recorded incentive revenue from the State of South Dakota of $666,667 for the year ended December 31, 2004, compared to $583,333 for the year ended December 31, 2003.

Cost of Revenues-Our cost of revenues, which includes production expenses, increased $28.7 million, or 67.1%, to $71.5 million for the year ended December 31, 2004, from $42.8 million for the year ended December 31, 2003. The increase in the cost of revenues resulted from an increase in plant output and production volume following the start-up of plant operations in 2003, and an increase in the cost of corn. As the plant’s output increased in 2004, an additional 5.5 million bushels of corn were used for production, a 48.3% increase. In addition to an increase in production volume and corn usage, the cost of corn per bushel increased 22.1% from the year ended December 31, 2003 to the year ended December 31, 2004. The cost of corn increased primarily due to a 10.4% increase in the market price of corn between periods. Moreover, the cost of corn was impacted by the effect of the price volatility of corn on the value of our hedging instruments. Such effect contributed to a $3.6 million loss in 2004 and a corresponding increase in cost of corn and cost of revenues. In contrast, the effect of the use of hedging instruments relative to the corn market in 2003 was not nearly as severe, contributing to a $350,000 loss.

General and Administrative Expenses-General and administrative expenses increased $565,200, or 25.8%, to $2.75 million for the year ended December 31, 2004, from $2.19 million for the year ended December 31, 2003. The increase was primarily attributed to the plant operating under a full year of production in 2004 compared to a nine-month period in 2003.

Interest Expense-Interest expense decreased only $1,462, or 0.1%, to $1,176,009 for the year ended December 31, 2004, from $1,177,471 for the year ended December 31, 2003. Interest expense remained relatively constant as higher interest rates were offset by declining principal balances on our debt outstanding.

Net Income-Net income increased $7.5 million, or 122.6%, for the year ended December 31, 2004, from $6.1 million for the year ended December 31, 2003. The increase in net income was attributed to an increase in production volume and pricing levels, as discussed above, and the efficiencies achieved following the startup of plant operations in 2003.

Liquidity and Capital Resources

The following table shows the cash flows between the year ended December 31, 2005 and the year ended December 31, 2004:

	Year Ended December 31
	2005	2004
Net cash from operating activities	$17,798,541	$15,211,601
Net cash (used for) investing activities	$(5,537,766)	$(1,534,189)
Net cash (used for) financing activities	$(7,837,011)	$(18,385,926)

Cash Flow from Operating Activities-Operating activities provided $17.80 million for the year ended December 31, 2005, compared to $15.21 million for the year ended December 31, 2004. Cash flow from operating activities for the year ended December 31, 2005 was higher than for the same period in 2004 primarily due to an increase in net income and increases in accounts receivable and inventory, offset by a decrease in investments in commodity contracts. Accounts receivable increased in 2005 because the average ethanol price per gallon increased by 9.1% from 2004. Inventory increased in 2005 because ethanol inventory increased by 12.4% from 2004, and parts inventory increased by 85.3% for the same period because of the BPX™ conversion. Investments in commodities contracts decreased in 2005 because of our risk management strategy, as fewer positions to protect against the changing price of corn were taken in 2005 compared to 2004.

Cash Flow from Investing Activities Investing activities used $5.54 million for the year ended December 31, 2005, compared to $1.53 million for the year ended December 31, 2004. Additional cash was used in 2005 primarily to purchase equipment and make improvements to the plant, including for BPX™. In 2004, our investments were primarily related to purchasing new equipment for our distiller grains system that had been damaged by a fire on March 14, 2004.

Cash Flow from Financing Activities-Net cash used for financing activities was $7.84 million for the year ended December 31, 2005, compared to $18.36 million for year ended December 31, 2004. Net cash used was significantly lower in 2005 than in 2004 primarily due to the restructuring of our debt in 2005. Restructuring of our debt decreased the amount of cash used primarily by eliminating the quarterly free cash flow payment, and by allowing us to roll two variable rate, revolving lines of credit into one variable-rate, revolving loan.

If we were to proceed with an expansion of the plant, we anticipate that the additional capital expenditures on the plant will be primarily financed with additional debt and equity. We also expect in the next 12 months to have sufficient cash flows from operating activities and revolving debt to fund working capital and to cover operating and administrative costs, capital expenditures (other than discussed in this report) and debt service obligations.

The following table shows the cash flows between the year ended December 31, 2004 and the year ended December 31, 2003:

	Year Ended December 31
	2004	2003
Net cash from operating activities	$15,211,601	$2,898,607
Net cash (used for) investing activities	$(1,534,189)	$(12,440,560)
Net cash (used for) financing activities	$(18,385,926)	$14,870,344

Cash Flow from Operating Activities-Operating activities provided $15.21 million for the year ended December 31, 2004, compared to providing $2.90 million for the year ended December 31, 2003. Cash flow from operating activities for the year ended December 31, 2004 was higher than the same period in 2003 primarily due to an increase in net income. In addition, the change was impacted by an increase in inventory values and hedge position values, offset by an increase in accounts payable. Inventory increased in ethanol prices of 23.2% and corn values of resulted in higher carrying values for our inventories. The increase in the value of our hedge positions increased by 72.1% in 2004 in order to protect against the expected price volatility of corn. The increase in accounts payable increased by 8.1% due to an increase in corn values, along with seasonal trends for payments made to producers for corn delivered to the plant.

Cash Flow from Investing Activities-Investing activities used $1.53 million for the year ended December 31, 2004, compared to $12.44 million for the year ended December 31, 2003. Investing activities used more cash in 2003 than in 2004 because 2003 was the start-up year of the plant when equipment and machinery was purchased for preparing for start-up of operations. In 2004, investing activities primarily consisted of purchases of new equipment to replace distiller grains’ equipment that had been damaged in a fire in March.

Cash Flow from Financing Activities-Net cash used for financing activities was $18.36 million for the year ended December 31, 2004, compared to net cash received of $14.87 million for year ended December 31, 2003. In 2003, we had advances on notes payables of $17.4 million to finance construction of the plant and made principal payments on notes payable of $2.5 million. We also issued no distributions to members in 2003. By contrast, while we had advances in 2004 of $9.7 million on short-term debt financing, we paid in 2004 $19.34 million on our short-term and long-term debt obligations and issued distributions to our members of $8.74 million.

Indebtedness

AgCountry Farm Credit Services is our primary lender. After entering into a second amended Credit Agreement with AgCountry Farm Credit Services on July 12, 2005, which refinanced our existing debt and provided new debt, we have the following loans outstanding with AgCountry as of December 31, 2005: a $26.5 million variable-rate note; an $8.0 million variable-rate, revolving note; and a $5.0 million variable-rate note. Prior to July 12, 2005, the following loans with AgCountry were outstanding: a $26.5 million variable, rate note; a $6.0 million variable-rate, revolving-credit note; and a $3.0 million variable rate, revolving line of credit note.

The $26.5 million variable-rate note bears interest equal to LIBOR plus 2.64% per annum. This note requires quarterly payments of interest and principal on the basis of a ten-year term. Prior to January 1, 2005 we were required by our Credit Agreement to prepay AgCountry each quarter 25% of the free cash flow for such quarter, not to exceed $1.5 million in each fiscal year. The free cash flow payment, however, was suspended by AgCountry retroactively to January 1, 2005 when we entered into refinancing negotiations with AgCountry. Thus, for the year ended December 31, 2005, we made principal payments of $11.09 million, compared to principal and free cash flow payments of $19.34 million for the year ended December 31, 2004. As of December 31, 2005, the variable rate was 6.21% and the principal balance outstanding was $21.63 million.

The $8.0 million variable rate, revolving note bears interest equal to LIBOR plus 3.0%. The purpose of the $8.0 million revolver is to cover any of our short-term operating cash needs. The note permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $8.0 million. The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, we are required to repay any principal balance outstanding that exceeds $4 million, after which, and until maturity on October 1, 2013, the revolving feature permits us to borrow the difference between the principal balance outstanding and $4 million. As of December 31, 2005, the principal balance was $0.

The $5.0 million variable rate note bears interest at LIBOR plus 3.0%. The purpose of the note was to finance the construction of BPX™, which was completed in mid-August 2005. On January 1, 2006, we began making a quarterly payment of $156,250 in principal plus accrued interest and will continue to do so until maturity on October 1, 2013. Prepayment is without penalty unless we prepay the loan with sources other than funds internally generated from our operations, at which time the prepayment penalty is 2.0% of net income.

The three loans and notes are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights set forth under our original Credit Agreement dated June 19, 2002. In addition to standard covenants and conditions in the amended Credit Agreement, we are subject to the following covenants and/or conditions: 1) fixed charge coverage ratio of not less than 1.15:1.00; 2) owner’s equity ratio of 42% on December 31, 2005, 44% on December 31, 2006, 46% on December 31, 2007, 48% on December 31, 2008, and 50% on December 31, 2009 through maturity; 3) capital expenditure limitation of $750,000 annually except as it relates to BPX™; 4) current ratio coverage of 1.2:1; 5) minimum working capital of $5 million including the unadvanced portion of the $8.0 million revolving note; and 6) cash distributions to members not to exceed 75% of net income unless members’ equity ratio exceeds 60% and working capital exceeds $6 million at which time distributions to members can be made up to 100% of net income. In event of default, AgCountry may terminate the Credit Agreement, as amended, and declare the entire amount immediately due and owing. Events of default generally include failure to make payments when due or violations of one or more of the covenants.

In addition, under a Natural Gas Distribution Delivery Agreement with NorthWestern Corporation dated September 2, 2003, NorthWestern requires that we use a minimum amount of natural gas annually to cover NorthWestern’s $1.6 million cost that was previously incurred in constructing the pipeline to our plant. To protect against a minimum amount of natural gas not being used, NorthWestern requires that we provide security in the form of an irrevocable standby letter of credit, which was obtained Home Federal Bank of Sioux Falls, South Dakota  To satisfy the letter of credit requirement, we entered into a line of credit agreement with Home Federal Bank for up to $1.6 million. Under the terms of the line of credit, in the event that there is a draw down on the letter of credit, an equal amount is drawn on the line of credit at which time it will be recognized as a liability of ours. The line of credit is evidenced by a promissory note with a variable interest rate equal to the prime rate as published by the Wall Street Journal, plus 2.0%. In addition, six individuals, including three of our board of managers, signed personal guarantees to satisfy the line of credit requirements. In consideration of such guarantees, we agreed to pay each individual guarantor an annual fee of 2% of the amount of his guarantee until the expiration of the letter of credit. For the year ended December 31, 2005, we paid these guarantors a sum of $22,500.

On February 16, 2006, we renewed the letter of credit with NorthWestern, the line of credit with Home Federal and the agreements with all the guarantors. Each of these agreements was renewed under the same terms as the original agreements except for a new maturity date and reduced amount under the letter and line of credit. The new maturity or expiration date for all the agreements, except the agreement to compensate the guarantors, is March 1, 2007. The agreement to compensate the guarantors terminates when the line of credit terminates. The new amount under all the agreements is $960,000. As of December 31, 2005, NorthWestern has not drawn on the letter of credit and, therefore, there is no balance outstanding on the line of credit with Home Federal Bank.

On March 1, 2006, we and AgCountry entered into an Interest Rate Conversion Agreement to convert the existing $26.5 million variable rate, revolving note into two different segments and rates, a $16.5 million segment and a $10.0 million segment. Beginning on March 1, 2006, the $10.0 million segment is set at a fixed rate of 8.55% until March 1, 2011, plus is subject to an amortization of 7.6 years and a penalty for any prepayment during the first year. In contrast, the $16.5 million segment is set at a variable interest rate of LIBOR plus 2.64% (currently 7.21%), adjusted monthly, though beginning on June 1, 2006 and annually, the 2.64% margin is subject to change at the discretion of AgCountry. The $16.5 million segment is subject to an amortization of 7.6 years and prepayment is without penalty. Other than these new terms, the new segments are subject to the same terms of the second amended Credit Agreement dated July 12, 2005 on which the $26.5 million note is based.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and other commercial commitments as of December 31, 2005:

		Payment Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations (1)	$31,627,812	4,683,838	9,248,106	9,052,273	8,643,595

Purchase Obligations (2)	10,301,777	1,766,409	2,837,374	2,765,853	2,932,141

Total Contractual Cash Obligations	$41,929,589	6,450,247	12,085,480	11,818,126	11,575,736

		Amount of Commitment Expiration Per
		Payment Due by Period
		Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Standby Letter of Credit (3)	$960,000	960,000
Total Commercial Commitments	$960,000	960,000	—	—	—

(1) Long-term debt obligations reflect payment obligations arising under the amended Loan Agreement dated July 12, 2005 and includes payment of principal and interest under the amended terms.

(2)  Purchase obligations include our minimum obligation for natural gas usage, electricity usage, and agreements for management services, marketing, and risk management.

(3) On February 16, 2006, we renewed a standby letter of credit agreement with our natural gas distributor. The standby letter of credit is a form of security provided to our natural gas distributor in the event we do not use a minimum amount of natural gas. The distributor may draw on the letter of credit if we do not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement. If the natural gas distributor draws on the letter of credit, an equal amount must be drawn on the line of credit with Home Federal Bank, which then becomes a liability to us. The maturity date on the line of credit is March 1, 2007. As of December 31, 2005, there was no principal balance outstanding on the line of credit.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

We have reviewed the recent accounting pronouncements and have not identified any that will have a material impact on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of its business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. Specifically, we use forward, futures and option contracts to hedge changes to the commodity prices of corn, natural gas. However, we do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and as such are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process and, as such, are sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – March 31st) seasons. The price of distiller grains is influenced by the price of corn and soybean meal.

We attempt to reduce the market risk associated with fluctuations in the price of corn, natural gas by employing a variety of risk management strategies. Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily cash management of our total corn and natural gas ownership relative to its monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

Corn is hedged with derivative instruments including futures and options contracts offered through the Chicago Board of Trade. Forward cash corn and basis contracts are also utilized to minimize future price risk. Likewise, natural gas is hedged with futures and options contracts offered through the New York Mercantile Exchange. Basis contracts are also utilized to minimize future price risk.

Gains and losses on futures and options contracts used as economic hedges of corn inventory as well as on forward cash corn and basis contracts, are recognized as a component of our cost of revenues for financial reporting on a monthly basis using month-end settlement prices for futures on the Chicago Board of Trade. Corn inventories and distillers grains are marked to fair value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts, are offset by gains or losses on inventories during the same accounting period.

Gains and losses on futures and options contracts used as economic hedges of natural gas, as well as basis contracts, are recognized as a component of our cost of revenues for financial reporting on a monthly basis using month-end settlement prices for natural gas futures on the New York Mercantile Exchange. The natural gas inventories hedged with these derivatives or basis contracts are valued at the spot price of natural gas, plus or minus the gain or loss on the futures or options positions relative to the month-end settlement price on the New York Mercantile Exchange.

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of

December 31, 2005 and December 31, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn, natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical Adverse
Year Ended	Fair Value	Change— Market Risk
December 31, 2005	$4,962,096	$496,210
December 31, 2004	$4,762,478	$476,248

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, as of December 31, 2005, we had $19,777,897 and $4,843,750 in variable rate, long-term debt, the variable rate being 6.75% and 7.11%, respectively. We manage interest rate risk by monitoring the effects of market changes on the interest rates and using fixed rate debt.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of Great Plains Ethanol, LLC located at page F-1 of this report, and financial statements for the year ended December 31, 2005 referenced therein, which are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter of 2005.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Compliance with Section 16(a) of the Exchange Act

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated in this Form 10-K by reference from our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Code of Ethics

Information regarding a code of ethics is incorporated in this Form 10-K by reference to our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Directors

Information regarding our board of directors or managers is incorporated in this Form 10-K by reference from the definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Executive officers

Information required by this item regarding the business experience of our executive is incorporated in this Form 10-K by reference from the definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy/Information Statement for the Annual Meeting of

Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

Item 14. Principal Accounting Fees and Services.

 The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2006, a copy of which will be filed with the Commission not later than 120 days after December 31, 2005.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)                                  The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)          Financial Statements – Reference is made to the “Index to Financial Statements” of Great Plains Ethanol, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2005 included herein.

(2)          All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)          The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.

(b)                                 See Item 15(a)(3)

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Date:	March 31, 2006	/s/ Rick Serie
Rick A. Serie, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2006	/s/ Rick Serie
Rick A. Serie
Chief Executive Officer and Chief Financial Officer

Date:	March 31, 2006	/s/ Jeff Broin
Jeff Broin, Manager

Date:	March 31, 2006	/s/ Dennis Hardy
Dennis Hardy, Manager

Date:	March 31, 2006	/s/ Darrin Ihnen
Darrin Ihnen, Manager

Date:	March 31, 2006	/s/ Mark Miller
Mark Miller, Manager

Date:	March 31, 2006	/s/ Dennis Schrag
Dennis Schrag, Manager

Date:	March 31, 2006	/s/ Steve Sinning
Steve Sinning, Manager

Date:	March 31, 2006	/s/ Fred Thurman
Fred Thurman, Manager

Date:	March 31, 2006	/s/ Dan Viet
Dan Viet, Manager

Date:	March 31, 2006	/s/ Larry Ward
Larry Ward, Manager

EXHIBIT INDEX

Exhibit #	Description	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization		Appendix A to registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001.
3.2	Amended and Restated Operating Agreement dated February 17, 2005		Exhibit 3.5 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.
4.1	Form of Class A Certificate		Exhibit 4.1 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
4.2	Form of Class B Certificate		Exhibit 4.2 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
4.3	Form of Class C Certificate		Exhibit 4.3 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
10.1	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated December 18, 2000		Exhibit 10.4 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
10.2	Water Purchase Agreement with Lincoln County Rural Water System, Inc., dated May 24, 2002		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2002.
10.3	Credit Agreement with Ag Country Farm Services Credit, FLCA, dated June 19, 2002		Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on June 20, 2002.
10.4	Promissory Note with Ag Country Farm Credit Services, dated June 20, 2002		Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on June 20, 2002.
10.5	Natural Gas Distribution Agreement, dated September 2, 2002		Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2002.
10.6	Natural Gas Supply Agreement		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2002
10.7	Natural Gas Interstate Pipeline Transportation Agreement, dated September 2, 2002		Exhibit 10.4 to the registrant’s From 10-QSB filed with the Commission on November 14, 2002.
10.8	Electric Service Agreement, dated September 25, 2002		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2002.
10.9	Corn Price Risk Management Agreement with Broin Management, LLC, dated November 27, 2002		Exhibit 10.20 to the registrant’s Form 10-KSB filed with the Commission on March 4, 2003.
10.10	DDGS Marketing Contract with Broin Enterprises, Inc. d/b/a Dakota		Exhibit 10.21 to the registrant’s Form 10-KSB filed with the

	Commodities, dated January 7, 2003		Commission on March 4, 2003.
10.11	Loan Agreement with Home Federal Bank, dated February 28, 2003		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2003.
10.12	Amended and Restated Letter of Credit, dated February 28, 2005		Exhibit 10.24 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.
10.13	Promissory Note Modification Agreement, dated February 28, 2005		Exhibit 10.25 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.
10.14	Agreement to Compensate Guarantors, dated February 28, 2005		Exhibit 10.26 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.
10.15	Trading Service Agreement with Alerus Securities Corporation dated December 31, 2004		Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on January 3, 2005.
10.16	Technology and Patent Rights License Agreement with Broin and Associates dated April 5, 2005 *		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on May 16, 2005.
10.17	Design-Build Agreement with Broin and Associates dated April 5, 2005		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on May 16, 2005.
10.18	Amended and Restated Credit Agreement with Ag Country Farm Credit Services dated July 12, 2005		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 15, 2005.
10.19	Amended and Restated Mortgage Agreement with Ag Country Farm Credit Services dated July 12, 2005		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on August 15, 2005.
10.20	Amended and Restated Security Agreement with Ag Country Farm Credit Services dated July 12, 2005		Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on August 15, 2005.
10.21	Feasibility Agreement with Broin and Associates dated August 23, 2005		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on November 14, 2005.
10.22	Amended and Restated Letter of Credit dated February 16, 2006	X
10.23	Promissory Note Modification Agreement, dated February 16, 2006.	X
10.24	Agreement to Compensate Guarantors, dated February 16, 2006	X
10.25	Interest Rate Conversion Agreement dated March 1, 2006	X
31	Rule 13a-14(a)/15d-14(a) Certifications	X
32	Section 1350 Certification	X

* The redacted portions to Exhibit 10.16 were filed separately with the Commission subject to a request for confidential treatment dated May 13, 2005.

GREAT PLAINS ETHANOL, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

Great Plains Ethanol, LLC

Chancellor, South Dakota

We have audited the accompanying balance sheets of Great Plains Ethanol, LLC as of December 31, 2005 and 2004, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Ethanol, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005, 2004, and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Sioux Falls, South Dakota
January 30, 2006, except for Note 12 for which the date is March 1, 2006

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	December 31, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$5,195,242	$771,478
Receivables
Ethanol - related party	4,267,374	3,409,859
Distillers grain	481,371	487,533
Incentives	190,871	317,117
Excise and sales tax refund	—	185,725
Other	5,412	2,226
Inventory
Raw materials	915,711	1,369,527
Finished goods	2,420,626	2,221,080
Work in process	506,728	381,277
Parts inventory	984,618	531,363
Investment in commodities contracts	890,489	1,538,118
Prepaid expenses	125,794	265,756
Total current assets	15,984,238	11,481,059

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,556,518
Buildings	9,481,728	8,889,160
Equipment	40,662,313	35,977,210
Construction in process	262,122	—
	54,257,623	48,693,098
Less accumulated depreciation	(7,152,225)	(4,427,854)
Net property and equipment	47,105,398	44,265,244

OTHER ASSETS
Financing costs, net of amortization	47,002	299,801
Long Term Prepaid Expenses	230,430	—
Other	1,000	1,000
	278,432	300,801

TOTAL ASSETS	$63,368,068	$56,047,104

See Notes to Financial Statements

LIABILITIES AND MEMBERS’ EQUITY

	December 31, 2005	December 31, 2004
CURRENT LIABILITIES

Accounts payable - trade	$4,312,952	$3,937,022
Accounts payable - construction costs	—	152,143
Accounts payable to related party	558,154	334,929
Accounts payable to related party - construction costs	—	6,821
Accrued distribution	2,806,500	2,245,200
Other accrued liabilities	580,190	237,587
Current portion of long-term debt	2,994,098	2,478,571

Total current liabilities	11,251,895	9,392,273

LONG-TERM DEBT	21,627,548	19,831,903

COMMITMENTS AND CONTINGENCIES (See Note 8)

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—	—
Additional paid-in capital	7,000	7,000
Retained earnings	11,771,625	8,105,928

Total members’ equity	30,488,625	26,822,928

TOTAL LIABILITIES & MEMBERS’ EQUITY	$63,368,068	$56,047,104

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003

REVENUES
Sales - related party	$70,551,148	$69,464,217	$35,683,989
Sales	13,345,911	13,896,018	8,904,112
Incentive revenue	748,460	5,560,117	7,663,419
Grant revenue	—	—	103,115
Total revenues	84,645,519	88,920,352	52,354,635

COST OF REVENUES	65,434,525	71,588,411	42,833,701

GROSS PROFIT	19,210,994	17,331,941	9,520,934

OPERATING EXPENSES
Startup costs	—	—	403,801
General and administrative	3,530,388	2,759,696	1,790,695
Total operating expenses	3,530,388	2,759,696	2,194,496

INCOME FROM OPERATIONS	15,680,606	14,572,245	7,326,438

OTHER INCOME AND (EXPENSES)
Interest income	47,894	11,420	13,107
Interest expense	(1,404,660)	(1,176,009)	(1,177,471)
Other	6,556	330,959	11,172
Total other income and expenses	(1,350,210)	(833,630)	(1,153,192)

NET INCOME	$14,330,397	$13,738,615	$6,173,246

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$3,830	$3,671	$1,650

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Capital Units								Additional Paid In Capital	Retained Earnings	Total Amount
	Class A		Class B		Class C		Class D
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance, December 31, 2002	1,513	7,565,000	200	1,000,000	2,029	10,145,000	—	—	7,000	(818,710)	17,898,290

Net income	—	—	—	—	—	—	—	—	—	6,173,246	6,173,246

Distributions to members, $1,000 per unit	—	—	—	—	—	—	—	—	—	(3,742,000)	(3,742,000)

Balance, December 31, 2003	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$1,612,536	$20,329,536

Net income	—	—	—	—	—	—	—	—	—	13,738,615	13,738,615

Distributions to members, $1,936 per unit	—	—	—	—	—	—	—	—	—	(7,245,223)	(7,245,223)

Balance, December 31, 2004	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$8,105,928	$26,822,928

Net income	—	—	—	—	—	—	—	—	—	14,330,397	14,330,397

Distributions to members, $2,850 per unit	—	—	—	—	—	—	—	—	—	(10,664,700)	(10,664,700)

Balance, December 31, 2005	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$11,771,625	$30,488,625

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003

OPERATING ACTIVITIES
Net income	$14,330,397	$13,738,615	$6,173,246
Changes to net income not affecting cash
Depreciation	2,724,371	2,525,266	1,946,955
Amortization	297,583	40,871	29,502
Gain on equipment disposals	—	(324,652)	—
(Increase) decrease in current assets
Receivables	(728,293)	1,254,479	(5,421,979)
Inventory	(324,436)	(1,683,656)	(2,819,591)
Investments in commodities contracts	647,629	(644,219)	(893,899)
Prepaid expenses	(90,468)	(208,637)	(18,491)
Increase (decrease) in current liabilities
Accounts payable - trade	375,930	294,461	3,637,346
Accounts payable to related party	223,225	106,956	216,973
Accrued interest	—	—	(76,030)
Accrued liabilities	342,603	112,117	124,575

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,798,541	15,211,601	2,898,607

INVESTING ACTIVITIES
Insurance proceeds on property damaged by fire	—	993,588	—
Purchase of property and equipment	(5,745,573)	(2,626,519)	(12,908,826)
Excise and sales taxes refunded on construction contract	207,807	98,742	468,266

NET CASH USED FOR INVESTING ACTIVITIES	(5,537,766)	(1,534,189)	(12,440,560)

FINANCING ACTIVITIES
Advances on notes payable	13,900,000	9,700,000	17,440,626
Principal payments on notes payable	(11,588,827)	(19,336,403)	(2,548,850)
Distributions paid to members, $2,700 and $2,336 per unit	(10,103,400)	(8,742,023)	—
Financing costs paid	(44,784)	(7,500)	(21,432)

NET CASH USED FOR FINANCING ACTIVITIES	(7,837,011)	(18,385,926)	14,870,344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,423,764	(4,708,514)	5,328,391

PERIOD	771,478	5,479,992	151,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,195,242	$771,478	$5,479,992

See Notes to Financial Statements

(continued on next page)

	2005	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$1,404,660	$1,176,009	1,253,501

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for construction costs	$—	158,964	641,455

Financing costs amortized and reclassified to capitalized interest	$—	—	4,786

Property and equipment purchases			14,065,697
Tax increment finance district proceeds and other support	—	—	(1,156,871)

Property and equipment purchases, net	$—	$—	$12,908,826

Accrued Distributions Payable	$2,806,500	$2,245,200	$3,742,000

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities. We have recorded a decrease to cost of revenues of $751,873, an increase to cost of revenues of $3,941,781, and $419,101 related to our derivative contracts for the years ended December 31, 2005, 2004 and 2003, respectively. These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns. Generally, ethanol is shipped FOB shipping point and related products are shipped FOB destination. Interest income is recognized as earned.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

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

Inventory Valuation

Corn inventory (raw materials) is stated at market value, which approximates net realizable value, based on local market prices determined by grain terminals located in the area of the Company. Ethanol and related products are stated at net realizable value. Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

In addition, futures and option contracts are marked to market through cost of revenues.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company does not believe it is exposed to any significant credit risk on cash and equivalents.

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within fifteen days from the invoice date. Unpaid trade receivables with invoice dates over thirty days old bear interest at 1.5% per month.

Trade receivables are stated at the amount billed to the customer.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

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

“Site Improvements” consist of landscaping, additional fencing, and improvements to the roads for entering and exiting the plant.

“Buildings” consist of process, mechanical, and grain buildings, administrative offices, and sheds.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

“Equipment” consists of grain systems, trucks, mechanical and electrical production and process equipment, cooling towers, boilers, field sensors, and power supplies.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

Earnings per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issue. Diluted earnings per unit are calculated by including dilutive potential capital units in the denominator and adjusting net earnings (loss) as applicable. Since December 31, 2003, diluted earnings per unit are equal to basic earnings per unit.

Income Taxes

The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, differences in lives and methods used in the depreciation of property and equipment result in differences between the financial statement and tax basis of property and equipment. Differences also exist on the tax treatments of the gains and losses for contracts and derivative instruments.

NOTE 3 -         LONG-TERM DEBT

On June 19, 2002, the Company entered into a credit agreement with AgCountry Farm Credit Services, FLCA outlining the terms of its construction, term and revolving financing arrangements. The construction loan was limited to 65% of construction costs of the ethanol plant or $32,500,000. Interest during construction was payable monthly at a variable rate of LIBOR plus 3.14%. On October 1, 2003, the loan converted to a $26,500,000 term loan payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%. The Company converted $6,000,000 of the construction loan to a revolving loan with monthly payments of interest at LIBOR plus 3.14%, plus a ..50% unused commitment fee billed on a quarterly basis beginning with the calendar quarter ending January 1, 2004. On October 1 of each year, the Company must reduce the original amount outstanding by 10% of the amount converted to the revolving loan. The maximum revolving loan amount was reduced each year by this amount. The term and revolving loans had a final maturity date of October 1, 2013. In addition, the Company paid, on a quarterly basis, 25% of its free cash flow, not to exceed $1,500,000 in each fiscal year. The construction and term loans are secured by a first and prior lien on the Company’s real and personal property and the collateral assignment of the Company’s material contracts. The Company was subject to certain restrictive covenants. The covenants required minimum ratios, restrict distributions to no more than 75% of net income and limits capital expenditures to $6,000,000 in 2005 and $750,000 each year thereafter without the consent of the lender.

On July 12, 2005, the Company entered into a second amended Credit Agreement with AgCountry. The amendment made no material changes to the terms of the existing $26.5 million variable rate note except to eliminate the quarterly free cash flow payment as discussed above.

The second amendment converts and refinances the $6.0 million variable-rate, revolving-credit note and $3.0 million variable rate, revolving line of credit, as disclosed below in Note 4, into an $8.0 million variable rate,

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

revolving loan and note. The interest rate is LIBOR plus 3.0%. The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, and is subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, the Company must pay any principal balance outstanding that exceeds $4 million, after which and until maturity on October 1, 2013, the revolving feature will permit us to borrow the difference between the principal balance outstanding and $4 million.

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

The three loans and notes are secured by our real property, personal property, inventory, accounts receivable, general intangibles, improvements, contracts, and other rights set forth under our original Credit Agreement dated June 19, 2002. In addition to standard covenants and conditions in the amended Credit Agreement, we are subject to the following covenants and/or conditions: 1) fixed charge coverage ratio of not less than 1.15:1.00; 2) owner’s equity ratio of 42% on December 31, 2005, 44% on December 31, 2006, 46% on December 31, 2007, 48% on December 31, 2008, and 50% on December 31, 2009 through maturity; 3) capital expenditure limitation of $750,000 annually except as it relates to the new production and process technology; 4) current ratio coverage of 1.2:1; 5) minimum working capital of $5 million including the unadvanced portion of the $8.0 million revolving note; and 6) cash distributions to members not to exceed 75% of net income unless owner’s equity ratio exceeds 60% and working capital exceeds $6 million, at which time distributions to members can be made up to 100% of net income.

The balance of the notes payable as of December 31, 2005 and 2004 is as follows:

	2005	2004

Notes payable to AgCountry Farm Credit Services
Term Note #1 (refinanced in current year)	$19,777,897	$22,310,474
Term Note #2	4,843,750	—
Revolving Term Note	—	—

	24,621,647	22,310,474
Less current portion	2,994,098	2,478,571

	$21,627,548	$19,831,903

The Company had $8,000,000 available to borrow on the revolving term note as of December 31, 2005.

Minimum principal payments for the next five years are estimated as follows:

Year Ending December 31,	Amount
2006	$2,994,098
2007	3,165,361
2008	3,349,004
2009	3,545,922
2010	3,757,076

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 -         MEMBERS EQUITY

As specified in the Company’s Operating Agreement, the Company has four classes of membership capital units authorized: Class A, B, C and D.

For each Class A Capital Unit purchased, the member is obligated to deliver 2,500 bushels of corn to the Company on an annual basis. For all Class A Members, this equates to 3,782,500 bushels of corn delivered annually. Corn is purchased from the Class A Members at a price based on the average market price from surrounding local markets. Since 2003 the Company purchased on average 20% of its total bushels required for production under the obligation related to Class A Capital units.

Voting rights are one vote per member for Class A Capital Units and one vote per unit for Class B, Class C and Class D Capital Units.

Income and losses are allocated to members based on their respective percentage of membership interest. Distributions to members are made on not less than annual basis and not less than 20% of net cash from operations, as defined in the Operating Agreement; provided if net cash from operations is in excess of $500,000 and that such distribution does not constitute or cause a default under any of the Company’s loan documents or credit facilities.

Transfer or disposition of Capital Units is subject to certain restrictions, including approval by the Board of Managers.

NOTE 6 -       INCOME TAXES

The differences between financial statement basis and tax basis of assets as of December 31, 2005 and 2004 are as follows:

	2005	2004

Financial statement basis of assets	$63,368,068	$56,047,104
Plus organization and start-up costs capitalized-net	528,246	686,719
Depreciation	(16,569,164)	(16,568,870)
Hedging Gain/Loss	177,419	566,899

Tax basis of assets	$47,504,568	$40,731,852

There were no material differences between the financial statement basis and tax basis of the Company’s liabilities.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 7 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt. These obligations are currently structured with a variable interest rate.

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

Agreements with the Managing Member and certain of its affiliates include:

Management Services – Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member provides day-to-day management of the plant. The Company pays a management fee of $250,000 annually (the base fee), plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement. For the years ended December 31, 2005, 2004 and 2003, fees relating to the management services and bonus arrangement were $957,461, $939,271, and $592,363, respectively.

Marketing Agreements – The Company entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and distiller grains (DDGS). Fees of $.0065 per gallon are payable for administration services and ethanol marketing. Fees of 3% of gross sales, with a minimum annual fee of $200,000, are payable for marketing DDGS. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements. For the years ended December 31, 2005, 2004 and 2003, fees relating to the marketing agreements were $637,466, $668,663, and $436,620 respectively.

Corn Price Risk Management Agreement – The Company entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is $50,000 annually. The agreement has a term of 1 year and commenced upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration. For the years ended December 31, 2005, 2004 and 2003, fees relating to this agreement were $50,000, $52,000, and $47,667 respectively.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

Minimum payments related to these agreements are as follows:

Year Ending December 31,	Amount

2006	$1,067,809
2007	878,999
2008	896,175
2009	914,038
2010	932,615
2011-2013	2,168,241

$6,857,877

The Company entered into agreements for the purchase of natural gas and electricity.

Natural Gas – The agreement provide the Company with natural gas for a 15 year period beginning with the date the plant begins operations. During the initial 10 years of the agreement, the Company has a minimum obligation for delivery of natural gas at a rate that covers the cost of construction of the pipeline. The Company is required to pay a monthly Distribution Delivery Fee based on the minimum obligation. This fee is at a fixed rate for the 15 year period. The Company is also required to hold an irrevocable standby letter of credit or similar instrument to guarantee payment of the obligation. The letter of credit will be reduced each year by an amount equal to amortization of a $1,600,000 loan at 8.5%. Minimum payments, regardless of whether the plant takes delivery of the natural gas, are as follows:

Year Ending December 31,	Amount
2006	$352,600
2007	352,600
2008	352,600
2009	352,600
2010	352,600
2011-2013	763,900
Total	2,526,900
Less amount representing interest	544,351
Total at present value	$1,982,549

Electricity – The agreement provide the Company with electric service for a term of 5 years. The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

Year Ending December 31,	Amount
2006	$346,000
2007	357,000
2008	214,000
$917,000

Line of Credit – During the year ended December 31, 2005, the Company renewed a $1,250,000 line of credit agreement with Home Federal Bank at a reduced amount of $1,125,000. The line of credit agreement is required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the line of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $1,125,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the line of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the line of credit is March 1, 2006. The line of credit is secured by a lien on the Company’s real and personal property. As of December 31, 2005, there was no outstanding balance on the line of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $1,125,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $22,500, $25,000, and $32,000 for the guarantee fee for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company receives incentives related to the production of ethanol as follows:

Incentives — The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $192,279, $6,355,819, and $5,371,895 has been earned for the USDA program years ended September 30, 2005, 2004, and 2003, respectively. Incentive revenue of $46,574, $4,893,450, and $7,080,085 was recorded for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $701,886, $666,667, and $583,334 was recorded for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 9 -         RELATED PARTIES

Certain owners of Class A, Class B and Class C Capital Units are parties to agreements with the Company. Related party agreements with the Managing Member and its affiliates are described in Note 5 and Note 8.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 10 -      RETIREMENT PLAN

On April 1, 2004, the Company set up a 401(k) profit sharing plan for substantially all employees who work more than 1,000 hours per year. Employees can make voluntary contributions up to federally designated limits. The Company matches 50% of the employee contributions up to a maximum of 2% of gross wages. Employee voluntary contributions up to federally designated limits are always fully vested. Employer contributions to eligible employees are vested on the following schedule: Less than 1 year = 0%, 1 year = 10%, 2 years = 20%, 3 years = 40%, 4 years = 60%, 5 years = 80%, and 6 years = 100%. The Company’s 401(k) expense for the year ended December 31, 2005 and 2004 respectively was $15,249 and $325.

NOTE 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2005

Total Revenues	$22,130,587	$19,427,866	$20,209,331	$22,877,735
Gross Profit (loss)	6,360,011	2,843,659	2,843,223	7,164,101
Operating Income (loss)	5,516,484	2,112,985	1,887,610	6,163,527
Net Income (loss)	5,227,395	1,807,441	1,526,225	5,769,336
Basic Earnings (loss) per unit	1,397	483	408	1,542

Year Ended December 31, 2004

Total Revenues	$22,820,873	$20,847,391	$23,068,520	$22,183,568
Gross Profit (loss)	9,039,155	(1,647,101)	2,961,247	6,978,640
Operating Income (loss)	8,179,617	(2,079,003)	2,335,206	6,136,425
Net Income (loss)	7,873,627	(2,349,675)	2,365,888	5,848,775
Basic Earnings (loss) per unit	2,104	(628)	632	1,563

Year Ended December 31, 2003

Total Revenues	$243,081	$17,384,728	$15,583,958	$19,142,868
Gross Profit (loss)	(96,987)	2,872,757	2,595,749	4,149,415
Operating Income (loss)	(568,463)	2,235,846	2,036,208	3,622,847
Net Income (loss)	(605,915)	1,855,731	1,636,548	3,286,882
Basic Earnings (loss) per unit	(162)	496	437	878

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

On February 16, 2006 the Company renewed the line of credit with Home Federal Bank referenced in Note 8. The new maturity date on the line of credit is March 1, 2007, and the amount of the line of credit is $960,000.

On March 1, 2006 the Company restructured $10 million of its variable rate long term debt into a fixed rate note for 5 years at a rate of 8.55%.