Form 10-Q
period 2006-03-31
GREAT PLAINS ETHANOL LLC
filed 2006-05-15
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Registrant’s telephone number)

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of May 1, 2005 was as follows:  1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

ASSETS

	March 31,	December 31,
	2006	2005*
CURRENT ASSETS
Cash and cash equivalents	$4,279,594	$5,195,242
Receivables
Ethanol - related party	5,501,138	4,267,374
Distillers grain	311,154	481,371
Incentives	103,451	190,871
Other	6,935	5,412
Inventory
Raw materials	1,117,627	915,711
Finished goods	1,845,255	2,420,626
Work in process	476,476	506,728
Parts inventory	1,001,173	984,618
Investment in commodities contracts	1,231,641	890,489
Prepaid expenses	302,069	125,794
Total current assets	16,176,512	15,984,238

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	43,368,022	43,156,148
Construction in process	308,464	262,122
	54,515,839	54,257,623
Less accumulated depreciation	(7,879,663)	(7,152,225)
Net property and equipment	46,636,176	47,105,398

OTHER ASSETS
Financing costs, net of amortization	44,613	47,002
Long term prepaid expenses	218,979	230,430
Other	1,000	1,000
	264,592	278,432

TOTAL ASSETS	$63,077,280	$63,368,068

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

LIABILITIES AND MEMBERS’ EQUITY

	March 31,	December 31,
	2006	2005*
CURRENT LIABILITIES

Accounts payable - trade	$2,733,828	$4,312,952
Accounts payable to related party	431,116	558,154
Accrued interest	452,640	—
Accrued distribution	—	2,806,500
Other accrued liabilities	422,791	580,190
Current portion of long-term debt	3,249,981	2,994,098

Total current liabilities	7,290,356	11,251,895

LONG-TERM DEBT	21,371,665	21,627,548

COMMITMENTS AND CONTINGENCIES (See Note 5)

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Class D Units, $100 par, 0 units issued and outstanding	—	—
Additional paid-in capital	7,000	7,000
Retained earnings	15,698,258	11,771,625

Total members’ equity	34,415,258	30,488,625

TOTAL LIABILITIES & MEMBERS’ EQUITY	$63,077,280	$63,368,068

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2006	2005

REVENUES
Sales - related party	$21,703,284	$18,167,272
Sales	3,396,534	3,754,088
Incentive revenue	176,086	209,227
Total revenues	25,275,904	22,130,587

COST OF REVENUES	19,824,225	15,770,576

GROSS PROFIT	5,451,680	6,360,011

OPERATING EXPENSES
General and administrative	1,106,417	843,527
Total operating expenses	1,106,417	843,527

INCOME FROM OPERATIONS	4,345,263	5,516,484

OTHER INCOME AND (EXPENSES)
Interest income	33,387	1,672
Interest expense	(452,640)	(291,446)
Other	624	685
Total other income and expenses	(418,630)	(289,089)

NET INCOME	$3,926,633	$5,227,395

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$1,049	$1,397

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005

OPERATING ACTIVITIES
Net income	$3,926,633	$5,227,395
Changes to net income not affecting cash
Depreciation	727,438	659,860
Amortization	2,389	11,468
Change in operating assets and liabilities
Receivables	(977,648)	(914,686)
Inventory	387,153	481,562
Investments in commodities contracts	(341,152)	(183,200)
Prepaid expenses	(164,825)	(196,382)
Accounts payable - trade	(1,579,124)	(787,566)
Accounts payable to related party	(127,038)	(85,217)
Accrued interest	452,640	—
Accrued liabilities	(157,400)	48,096

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,149,067	4,261,330

INVESTING ACTIVITIES
Purchase of property and equipment	(258,215)	(267,089)

NET CASH USED FOR INVESTING ACTIVITIES	(258,215)	(267,089)

FINANCING ACTIVITIES
Advances on notes payable	—	3,500,000
Principal payments on notes payable	—	(4,230,569)
Distributions paid to members, $750 and $600 per unit	(2,806,500)	(2,245,200)

NET CASH USED FOR FINANCING ACTIVITIES	(2,806,500)	(2,975,769)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(915,648)	1,018,472

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,195,242	771,478

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,279,594	$1,789,950

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$291,446

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

In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities. We have recorded an increase to cost of revenues of $321,632, and a decrease to cost of revenues of $183,200 related to our derivative contracts for the three months ended March 31, 2006 and 2005, respectively. These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statements. These reclassifications had no effect on net income or members’ equity.

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

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The second amendment also creates a new $5.0 million variable rate note (referred to Term Note #2) to finance additional property, plant and equipment related to our use of new process and raw starch technology. The interest rate is LIBOR plus 3.0%. Quarterly principal payments of $156,250 plus accrued interest begin on January 1, 2006 and continue until maturity on October 1, 2013. Prepayment is without penalty unless we prepay the loan with sources other than funds internally generated from our operations, at which time the prepayment penalty is 2.0% of net income.

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

On March 1, 2006, we and AgCountry entered into an Interest Rate Conversion Agreement to convert the existing $26.5 million variable rate, revolving note into two different segments and rates, a $16.5 million segment (referred to as Term Note #1) and a $10.0 million segment (referred to Term Note #3). Beginning on March 1, 2006, the $10.0 million segment is set at a fixed rate of 8.55% until March 1, 2011, plus is subject to an amortization of 7.6 years and a penalty for any prepayment during the first year. In contrast, the $16.5 million segment is set at a variable interest rate of LIBOR plus 3.0% (currently 7.21%), adjusted monthly, though beginning on June 1, 2006 and annually, the 3.0% margin is subject to change at the discretion of AgCountry. The $16.5 million segment is subject to an amortization of 7.6 years and prepayment is without penalty. Other than these new terms, the new segments are subject to the same terms of the second amended Credit Agreement dated July 12, 2005 on which the $26.5 million note is based.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The balance of the notes payable is as follows:

	March 31,	December 31,
	2006	2005

Notes payable to AgCountry Farm Credit Services
Term Note #1 (refinanced in current year)	$9,777,897	$19,777,897
Term Note #2	4,843,750	4,843,750
Term Note #3	10,000,000	—
Revolving Term Note	—	—

	24,621,647	24,621,647
Less current portion	3,249,981	2,994,098

	$21,371,665	$21,627,548

The Company had $8,000,000 available to borrow on the revolving term note as of March 31, 2006.

Minimum principal payments for the next five years are estimated as follows:

Year Ending March 31,	Amount

2007	$3,249,981
2008	3,278,574
2009	3,490,263
2010	3,718,969
2011	3,966,069

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

NOTE 5 -    COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives – The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $192,279, $6,355,819, and $5,371,895 has been earned for the USDA program years ended September 30, 2005, 2004, and 2003, respectively. Incentive revenue of $581 and $89,268 was recorded for the three months ended March 31, 2006 and 2005, respectively.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $176,667 and $119,959 was recorded for the three months ended March 31, 2006 and 2005, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three month period ended March 31, 2006, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10K for the year ended December 31, 2005.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2005.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

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

The plant produces ethanol and distillers grains. The principal raw material for the ethanol production process is corn, which is supplied to the plant from our members, local producers and elevators. Ethanol from the plant is sold exclusively to a Broin-affiliated company which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, the principal by-product of the ethanol production process, are exclusively marketed and sold through another Broin-affiliated company to livestock producers as livestock feed.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of revenue and income. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline and petroleum products, weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, the price of corn, soybean meal and other animal feed proteins. Our two largest costs of production are corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management program used to protect against the price volatility of these commodities.

Our net income decreased by approximately $1.3 million from the first quarter of 2005 to the first quarter of 2006. Net income decreased between periods primarily due to an increase in cost of revenues, offset by an increase in ethanol prices. Cost of revenues increased primarily due to increases in the cost of corn, natural gas, and processing chemicals, along with changes to inventory levels and values. Ethanol prices increased primarily due to higher prices of unleaded gasoline and increased demand for ethanol. Demand for ethanol continued to increase as a result of an increasing number of oil refineries switching to ethanol in the blending process and the continued phase out of MTBE as an oxygenate.

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended		Quarter Ended
	March 31,		March 31,
	2006		2005
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue:
Ethanol	21,703,284	85.9	18,167,272	82.1
Distillers Grains	3,396,534	13.4	3,754,088	17.0
Incentive	176,086	0.7	209,227	0.9
Total	25,275,904	100	22,130,587	100
Cost of Revenues	19,824,224	78.4	15,770,576	71.3
General and Administrative Expenses	1,106,417	4.4	843,527	3.8
Other Operating Income (Expense)	(418,630)	(1.7)	(289,089)	(1.3)
Net Income	3,926,633	15.5	5,227,395	23.6

Revenues- Revenue increased $3.1 million, or 14.2%, to $25.2 million for the three months ended March 31, 2006 from $22.1 million for the three months ended March 31, 2005. The increase in revenue was primarily related to an increase in ethanol sales, offset by slight decreases in distillers grains and incentive revenue.

Revenue from the sale of ethanol increased 19.5% from the three months ended March 31, 2006 to the three months ended March 31, 2005.  The increase was due primarily to a 10.4% increase in ethanol prices along with an 8.8% increase in sales volume from the three months ended March 31, 2005. Ethanol prices increased primarily due to higher prices of unleaded gasoline and increased demand for ethanol. The increase in sales volume was due to increased demand for ethanol, and an increase in production efficiencies resulting from the incorporation of BPX™.

Revenue from the sale of distillers grains decreased 9.5% from the three months ended March 31, 2005 to the three months ended March 31, 2006. The decrease was due primarily to a 19.6% decrease in the price of distillers grains, along with a 12.2% decrease in sales volume. The decrease in the price of distillers grains continued to be impacted by the competitive prices in the protein food markets such as soybean meal. The decrease in sales volume was due to an increase in inventory levels as distillers grains inventory increased 15.2% from the three months ended March 31, 2005 to the three months ended March 31, 2006.

Total incentive revenues from federal and state government incentive programs decreased from $209,227 for the three months ended March 31, 2005 to $176,086 for the three months ended March 31, 2006. Incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program continued to decrease but was offset by an increase in incentive revenue from the State of South Dakota.

Cost of Revenues-Cost of revenues, which includes production expenses, increased 25.7% to $19.8 million for the three months ended March 31, 2006 from $15.7 million for the three months ended March 31, 2005.  The increase in the cost of revenues was attributed to several components but primarily due to an increase in the cost of corn, natural gas, and processing chemicals, along with inventory level and value changes.

Natural gas costs, including costs from natural gas hedging, increased $1.6 million, or 56.5%, from the three months ended March 31, 2005 to the three months ended March 31, 2006. Though we realized a 3.7% decrease in the natural gas volume during the first quarter of 2006, which resulted from the incorporation of BPX™, the price per decatherm of natural gas increased 37.2% from the three months ended March 31, 2005. This increase was directly related to the price of crude oil as crude oil prices remain at a five-year average high. In addition, with the continuing rise of natural gas prices, we implemented a hedging strategy last fall to reduce the risk against any additional and expected increases during the winter months. Natural prices did not react as expected, thus leading to an increase in our cost of revenues due to our hedging strategy.

Process chemical costs increased approximately 68% from the three months ended March 31, 2005 to the three months ended March 31, 2006. Chemical costs increased primarily due to the new BPX™ process, along with an increase in general usage. Corn costs increased approximately 5% and inventory values changed approximately 70%.

General and Administrative Expenses-General and administrative expenses increased $262,890, or 31.2%, to $1.1 million for the three months ended March 31, 2006 from $843,527 for the three months ended March 31, 2005.  The increase was primarily due to costs or fees associated with the Sarbanes-Oxley Act, becoming a new member of Ethanol Promotional and Information Council (EPIC), and a new technology licensing agreement with Broin and Associates.

Interest Expense-Interest expense increased $161,195, or 55.3%, to $452,640 for the three months ended March 31, 2006 from $291,446 for the three months ended March 31, 2005.  The increase was due to an increase in long-term debt to pay for the BPX™ project, plus a 33.2% increase in interest rates on our variable-rate debt.

Net Income-Net income decreased $1.3 million, or 24.9%, to $3.9 million for the three months ended March 31, 2006 from $5.2 million for the three months ended March 31, 2005.  This change was caused primarily by, as discussed above, an increase in cost of revenues.

Liquidity and Capital Resources

The following table shows the cash flows between the months ended March 31, 2006 and the three months ended March 31, 2005:

	2006	2005
Net cash from operating activities	$2,149,067	$4,261,330
Net cash (used for) investing activities	$(258,215)	$(267,089)
Net cash (used for) financing activities	$(2,806,500)	$(2,975,769)

Cash Flow From Operating Activities-Operating activities provided $2.15 million for the three months ended March 31, 2006, compared to $4.26 million for the three months ended March 31, 2005. The decrease of approximately $2.11 million in net cash flow provided from operating activities was primarily due to the decrease in net income between periods, offset by a decrease in accounts payable. While corn prices remained relatively constant between periods, accounts payable decreased in 2006 due to the reduction in corn payable. The decrease in corn payable was primarily due to a reduction in corn delivered to our plant by producers from the three months ended March 31, 2005 to the three months ended March 31, 2006.

Cash Flow From Investing Activities-Investing activities used $258,215 for the three months ended March 31, 2006, compared to $267,089 for the three months ended March 31, 2005. Cash used for investing activities during the three months ended March 31, 2006 consisted of general capital improvements projects for the operation of the plant.

Cash Flow From Financing Activities-Net cash used for financing activities was $2.80 million for the three months ended March 31, 2006, compared to $2.97 million for the three months ended March 31, 2005. Net cash used was lower in 2006 than in 2005 primarily due to the quarterly payments on our long-term debt not being made until April 3, 2006.

We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, capital expenditures (other than possible plant expansion), and debt service obligations through the end of the year primarily through cash flows generated from our operating activities and our variable-rate, revolving loan. If we proceed with any expansion of our plant, which remains to be seen as of the date of this report, we plan on funding it through a combination of debt and equity financing.

Indebtedness

AgCountry Farm Credit Services is our primary lender.  After entering into a second amended Credit Agreement with AgCountry Farm Credit Services on July 12, 2005, which refinanced our existing debt and provided new debt, we have the following loans outstanding with AgCountry as of March 31, 2006: a $26.5 million variable-rate note; an $8.0 million variable-rate, revolving note; and a $5.0 million variable-rate note. Prior to July 12, 2005, the following loans with AgCountry were outstanding: a $26.5 million variable, rate note; a $6.0 million variable-rate, revolving-credit note; and a $3.0 million variable rate, revolving line of credit note.

On March 1, 2006, we entered into an Interest Rate Conversion Agreement to convert the existing $26.5 million variable rate, revolving note into two different segments and rates, a $16.5 million segment and a $10.0 million segment. Beginning on March 1, 2006, the $10.0 million segment has a fixed interest rate of 8.55% until March 1, 2011, amortized over a period of 7.6 years and subject to penalty for any prepayment during the first year. The $16.5 million segment has a variable interest rate of LIBOR plus 3.0% (currently 7.36%), adjusted monthly. Beginning June 1, 2006 and annually thereafter, the 3.0% margin is subject to change at the discretion of AgCountry. The $16.5 million segment is subject to an amortization of 7.6 years and prepayment is without penalty. Quarterly payments of interest and principal are required on both segments until maturity, but no payments were required for the quarter ended March 31, 2006.  The principal balance outstanding for both segments combined was $19.78 million as of March 31, 2006.

The $8.0 million variable rate, revolving note bears interest equal to LIBOR plus 3.0%. The purpose of the $8.0 million revolver is to cover any of our short-term operating cash needs. The note permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $8.0 million. The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, we are required to repay any principal balance outstanding that exceeds $4 million, after which and until maturity on October 1, 2013, the revolving feature permits us to borrow the difference between the principal balance outstanding and $4 million. As of March 31, 2006, the principal balance outstanding was $0.

The $5.0 million variable rate note bears interest at LIBOR plus 3.0%. The purpose of the note was to finance the construction of BPX™ which was completed in August 2005. The note requires quarterly payments of $156,250 in principal plus accrued interest until maturity on October 1, 2013. The principal balance outstanding was $4.84 million as of March 31, 2006.

The three loans and notes are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights set forth under our original Credit Agreement dated June 19, 2002. In addition to standard covenants and conditions in the amended Credit Agreement, we are subject to the following covenants and/or conditions: 1) fixed charge coverage ratio of not less than 1.15:1.00; 2) owner’s equity ratio of 44% on December 31, 2006,  46% on December 31, 2007, 48% on December 31, 2008, and 50% on December 31, 2009 through maturity; 3) capital expenditure limitation of $750,000 annually; 4) current ratio coverage of 1.2:1; 5) minimum working capital of $5 million including the unadvanced portion of the $8.0 million revolving note; and 6) cash distributions to members not to exceed 75% of net income unless members’ equity ratio exceeds 60% and working capital exceeds $6 million at which time distributions to members can be made up to 100% of net income. In event of default, AgCountry may terminate the Credit Agreement, as amended, and declare the entire amount immediately due and owing. Events of default generally include failure to make payments when due or violations of one or more of the covenants.

On February 16, 2006, pursuant to the Natural Gas Distribution Delivery Agreement with NorthWestern Corporation, we renewed the letter of credit with NorthWestern, the line of credit with Home Federal Bank and the agreements with all the guarantors.  As of March 31, 2006, we continued to use the minimum amount of natural gas required under the delivery agreement. Accordingly, NorthWestern has not drawn on the letter of credit and, therefore, there is no balance outstanding on the line of credit with Home Federal.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the March 31 2006 and December 31, 2005 balance sheets at their fair market value.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of March 31, 2006 and March 31, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn, natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Hypothetical
		Adverse Change—
Quarter Ended	Fair Value	Market Risk
March 31, 2006	15,184,147	1,518,415
March 31, 2005	4,631,599	463,160

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. As of March 31, 2006, we had $9.78 million and $4.84 million in outstanding variable rate, long-term debt, the variable rates being 7.21% and 7.57%, respectively.  We manage the interest rate risk associated with variable-rate debt by monitoring the effects of market changes on the interest rates and converting portions of our variable-rate debt to fixed-rate debt like we did on March 1, 2006.

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

Changes in Internal Controls

There were no changes in our internal controls during the fiscal first quarter ended March 31, 2006 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

Dated: May 15, 2006
	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fifth Amended and Restated Operating Agreement dated April 17, 2006
4.1	Form of Class A Certificate (2)
4.2	Form of Class B Certificate (3)
4.3	Form of Class C Certificate (4)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)  Incorporated by reference from Appendix A to registrant’s prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001.

(2)  Incorporated by reference from Exhibit 4.1 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.

(3)  Incorporated by reference from Exhibit 4.2 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.

(4)  Incorporated by reference from Exhibit 4.3 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.