Form 10-Q
period 2006-06-30
GREAT PLAINS ETHANOL LLC
filed 2006-08-14
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of August 14, 2006 was as follows:  1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

ASSETS

	June 30,	December 31,
	2006	2005*
CURRENT ASSETS
Cash and cash equivalents	$9,498,805	$5,195,242
Receivables
Ethanol - related party	6,379,288	4,267,374
Distillers grain	54,281	481,371
Incentives	94,084	190,871
Other	—	5,412
Inventory
Raw materials	719,771	915,711
Finished goods	3,090,595	2,420,626
Work in process	560,718	506,728
Parts inventory	1,063,571	984,618
Investment in commodities contracts	3,522,897	890,489
Prepaid expenses	216,364	125,794
Total current assets	25,200,375	15,984,238

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	43,636,032	43,156,148
Construction in process	64,813	262,122
	54,540,198	54,257,623
Less accumulated depreciation	(8,607,796)	(7,152,225)
Net property and equipment	45,932,401	47,105,398

OTHER ASSETS
Financing costs, net of amortization	43,126	47,002
Long term prepaid expenses	207,529	230,430
Other	1,000	1,000
	251,654	278,432

TOTAL ASSETS	$71,384,431	$63,368,068

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

LIABILITIES AND MEMBERS’ EQUITY

	June 30,	December 31,
	2006	2005*
CURRENT LIABILITIES

Accounts payable - trade	$2,723,055	$4,312,952
Accounts payable to related party	550,687	558,154
Accrued distribution	—	2,806,500
Other accrued liabilities	537,012	580,190
Current portion of long-term debt	2,738,081	2,994,098

Total current liabilities	6,548,835	11,251,895

LONG-TERM DEBT	20,599,006	21,627,548

COMMITMENTS AND CONTINGENCIES (See Note 5)

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Additional paid-in capital	7,000	7,000
Retained earnings	25,519,590	11,771,625

Total members’ equity	44,236,590	30,488,625

TOTAL LIABILITIES & MEMBERS’ EQUITY	$71,384,431	$63,368,068

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six	Three	Six	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2005

REVENUES
Sales - related party	$50,312,480	$28,609,196	$34,029,972	$15,862,700
Sales	6,932,351	3,535,817	7,204,995	3,450,907
Incentive revenue	286,450	110,364	323,486	114,259
Total revenues	57,531,281	32,255,377	41,558,453	19,427,866

COST OF REVENUES	36,516,826	16,692,601	32,354,783	16,584,207

GROSS PROFIT	21,014,455	15,562,775	9,203,670	2,843,659

OPERATING EXPENSES
General and administrative	2,712,462	1,606,046	1,574,201	730,674
Total operating expenses	2,712,462	1,606,046	1,574,201	730,674

INCOME FROM OPERATIONS	18,301,993	13,956,730	7,629,469	2,112,985

OTHER INCOME AND (EXPENSES)
Interest income	109,665	76,278	10,020	8,348
Interest expense	(938,433)	(485,793)	(608,149)	(316,703)
Other	16,741	16,116	3,496	2,811
Total other income and expenses	(812,028)	(393,398)	(594,633)	(305,544)

NET INCOME	$17,489,965	$13,563,332	$7,034,836	$1,807,441

BASIC AND DILUTED INCOME
PER CAPITAL UNIT	$4,674	$3,625	$1,880	$483

WEIGHTED AVERAGE CAPITAL
UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

OPERATING ACTIVITIES
Net income	$17,489,965	$7,034,836
Changes to net income not affecting cash
Depreciation	1,455,571	1,320,148
Amortization	3,876	22,935
Change in operating assets and liabilities
Receivables	(1,582,624)	(1,996,701)
Inventory	(606,972)	748,635
Investments in commodities contracts	(2,632,408)	(40,063)
Prepaid expenses	(67,669)	(198,269)
Accounts payable - trade	(1,589,897)	(1,170,794)
Accounts payable to related party	(7,467)	(182,680)
Accrued liabilities	(43,178)	8,071

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,419,197	5,546,118

INVESTING ACTIVITIES
Purchase of property and equipment	(282,574)	(1,806,329)

NET CASH USED FOR INVESTING ACTIVITIES	(282,574)	(1,806,329)

FINANCING ACTIVITIES
Advances on notes payable	—	6,600,000
Principal payments on notes payable	(1,284,561)	(5,425,627)
Distributions paid to members, $1,750, $1,000 and $1,300 per unit	(6,548,500)	(4,864,600)

NET CASH USED FOR FINANCING ACTIVITIES	(7,833,061)	(3,690,227)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,303,563	49,562

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,195,242	771,478

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,498,805	$821,040

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$938,433	608,149

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC, a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 45 million gallon ethanol plant. Great Plains Ethanol, LLC (the Company) began activities on December 20, 2000. On March 20, 2003, the ethanol plant commenced its principal operations.  The Company sells ethanol and related products to customers located in North America.

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

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  We recorded a decrease to cost of revenues of $576,322, and a decrease to cost of revenues of $490,063 related to our derivative contracts for the six months ended June 30, 2006 and 2005, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts.”

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

NOTE 3 - LONG-TERM DEBT

The Company originally entered into a credit agreement with AgCountry Farm Credit Services on June 19, 2002.  Several amendments to the original credit agreement occurred throughout the past four years.  As of December 31, 2005 the Company had three different loans to our credit agreement.  The first loan is payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%.  The second loan (referred to Term Note #2) is a $5.0 million variable rate note payable in quarterly principal payments of $156,250 plus accrued interest until maturity on October 1, 2013.  The third loan is an $8.0 million variable rate, revolving note at LIBOR plus 3.0%.  This note requires monthly payments of interest based on the daily average balance, and is subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  On October 1, 2012, the Company must pay on this note any principal balance outstanding that exceeds $4 million.  As of June 30, 2006 no funds were advanced on this note.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The three existing loans and notes are secured by our real property, personal property, inventory, accounts receivable, general intangibles, improvements, contracts, and other rights set forth under our original Credit Agreement dated June 19, 2002. In addition to standard covenants and conditions in the amended Credit Agreement, we are subject to the following covenants and/or conditions: 1) fixed charge coverage ratio of not less than 1.15:1.00; 2) owner’s equity ratio of 42% on December 31, 2005, 44% on December 31, 2006, 46% on December 31, 2007, 48% on December 31, 2008, and 50% on December 31, 2009 through maturity; 3) capital expenditure limitation of $750,000 annually except as it relates to the new production and process technology; 4) current ratio coverage of 1.2:1; 5) minimum working capital of $5 million including the unadvanced portion of the $8.0 million revolving note; and 6) cash distributions to members not to exceed 75% of net income unless owner’s equity ratio exceeds 60% and working capital exceeds $6 million, at which time distributions to members can be made up to 100% of net income.

On March 1, 2006, we and AgCountry entered into an Interest Rate Conversion Agreement to convert the existing $26.5 million variable rate, revolving note into two different segments and rates, a $16.5 million segment (referred to as Term Note #1) and a $10.0 million segment (referred to Term Note #3). Beginning on March 1, 2006, the $10.0 million segment is set at a fixed rate of 8.55% until March 1, 2011, plus is subject to an amortization of 7.6 years and a penalty for any prepayment during the first year. In contrast, the $16.5 million segment is set at a variable interest rate of LIBOR plus 2.64% (currently 7.72%), adjusted monthly, though beginning on June 1, 2006 and annually, the 2.64% margin is subject to change at the discretion of AgCountry. The $16.5 million segment is subject to an amortization of 7.6 years and prepayment is without penalty. Other than these new terms, the new segments are subject to the same terms of the second amended Credit Agreement dated July 12, 2005 on which the $26.5 million note is based.

The balance of the notes payable is as follows:

	June 30,	December 31,
	2006	2005

Notes payable to AgCountry Farm Credit Services
Term Note #1 (refinanced in current year)	$9,284,801	$19,777,897
Term Note #2	4,531,250	4,843,750
Term Note #3	9,521,035	—
Revolving Term Note	—	—
	23,337,086	24,621,647
Less current portion	2,738,081	2,994,098
	$20,599,006	$21,627,548

The Company had $8,000,000 available to borrow on the revolving term note as of June 30, 2006.

Minimum principal payments for the next five years are estimated as follows:

Year Ending June 30,	Amount

2007	$2,738,081
2008	2,914,995
2009	3,106,763
2010	3,314,634
2011	3,539,964

(continued on next page)

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

NOTE 5 - COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives – The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $192,279, $6,355,819, and $5,371,895 has been earned for the USDA program years ended September 30, 2005, 2004, and 2003, respectively.  Incentive revenue of $9,034 and $121,600 was recorded for the six months ended June 30, 2006 and 2005, respectively.  The USDA incentive payment program has ended effective June 30, 2006.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $277,416 and $201,886 was recorded for the six months ended June 30, 2006 and 2005, respectively.

On May 24, 2006 our Board of Managers approved the expansion of our plant from a name-plate capacity of 45 million gallons to 100 million gallons.  We plan to commence construction on the plant’s expansion upon approval of our air quality permit application with the South Dakota Department of Environmental Natural Resources and the U.S. Environmental Protection Agency.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and six month period ended June 30, 2006, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2005.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2005.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview

Great Plains Ethanol, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and operates an ethanol plant (the “plant”) near Chancellor, South Dakota. We were organized under South Dakota law in 2000, after which we commenced an equity offering and obtained debt financing to build the plant. Our plant commenced operations in March 2003 and began operating at full name-plate production capacity in April 2003. Our members are primarily agricultural producers who principally reside in South Dakota.

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

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of revenue and income. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline and petroleum products, weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, and the price of corn, soybean meal and other animal feed proteins. Our two largest costs of production are corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management program used to protect against the price volatility of these commodities.

Our net income increased by approximately $11.7 million from the second quarter of 2005 to the second quarter of 2006. Net income increased between periods primarily due to an increase in revenue from the sale of ethanol. Sales increased due to an increase in demand caused by refineries continuing to phase out MTBE in the oxygenate blending process. While ethanol sales increased, cost of revenues remained approximately the same between quarters as corn prices remained stable and natural gas prices decreased.  However, it is uncertain whether ethanol sales and cost of revenues will remain at the current levels in the foreseeable future. While ethanol prices and sales are expected to remain favorable in the near future, over two billion new gallons of ethanol are expected to enter the market in 2007. This new supply, if not met with an equal increase in demand, could put downward pressure on ethanol prices and our sales. In addition, South Dakota and certain parts of the Upper Midwest are experiencing a drought which could cause a poor corn harvest and increase the price and volatility of corn. If corn prices increase, our cost of revenues will increase accordingly and decrease our net income.

Finally, following our board’s decision on May 24, 2006 to expand our plant from a name-plate capacity of 45 million gallons to 100 million gallons, we plan to commence construction on the plant’s expansion upon approval of our air-quality permit application with the South Dakota Department of Environmental Natural Resources and the U.S. Environmental Protection Agency.

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

		Quarter Ended		Quarter Ended
		June 30,		June 30,
		2006		2005
			%		%
			of		of
		$	Revenue	$	Revenue
Revenue:
	Ethanol	28,609,196	88.7	15,862,700	81.7
	Distillers Grains	3,535,817	11.0	3,450,907	17.8
	Incentive	110,364	0.3	114,259	0.5
	Total	32,255,377	100	19,427,866	100

	Cost of Revenue	16,692,601	51.8	16,584,207	85.4

	General and Administrative Expense	1,606,046	5.0	730,674	3.8

	Other Operating Income (Expense)	(393,398)	(1.2)	(305,544)	(1.6)

	Net Income	13,563,332	42.0	1,807,441	9.2

Revenues- Revenue increased $12.8 million, or 66%, to $32.2 million for the three months ended June 30, 2006 from $19.4 million for the three months ended June 30, 2005. The increase in revenue was primarily the result of an increase in ethanol sales.

Revenue from the sale of ethanol increased 80.4% from the three months ended June 30, 2005 to the three months ended June 30, 2006.  The increase was primarily due to a 78.7% increase in ethanol prices along with a 2.6% increase in sales volume. Ethanol prices increased between periods as a result of an increase in demand for ethanol from refineries during the second quarter of 2006. Refineries demanded more ethanol for the oxygenate blending process as they continued to phase out MTBE which, historically, was ethanol’s primary competition in the oxygenate process. In addition, demand was affected in part by the Renewable Fuels Standard (RFS) adopted as part of the Energy Policy Act of 2005. The RFS requires 4.0 billion gallons of ethanol or other renewable fuel be used in motor vehicles in 2006, 4.7 billion gallons by 2007, and 7.5 billion gallons of ethanol by 2012. With an additional two billions of ethanol coming into production in 2007, we expect that the total supply of ethanol nationwide will exceed the RFS requirement sometime in 2007. It is uncertain, though, whether refineries will continue to use ethanol in the blending process that exceeds the RFS requirement. Refineries may decline to use the new supply unless new markets for ethanol open up nationwide. If they decline or new markets do not open up, ethanol prices may experience downward pressure in 2007.

Revenue from the sale of distillers grains remained approximately the same between the three months ended June 30, 2005 and the three months ended June 30, 2006, as distillers grains prices were relatively constant.

Cost of Revenues-Cost of revenues, which includes production expenses, increased just $108,000 from the three months ended June 30, 2005 to the three months ended June 30, 2006.  The modest increase in the cost of revenues was attributed to an increase in natural gas and processing chemicals costs, offset by the value of our ending inventory. Corn costs between periods remained approximately the same.

Natural gas costs, including costs from natural gas hedging, increased $251,000, or 8.4%, from the three months ended June 30, 2005 to the three months ended June 30, 2006.  The increase in natural gas costs was directly related to our hedging positions in 2006. When the natural gas price per decatherm decreased by 4.1% for the second quarter ended 2006, it adversely affected the value of our positions, thus leading to an increase in our cost of revenues. While natural gas prices decreased during the second quarter, prices could increase during the third and fourth quarters as we enter into this year’s hurricane season.

Processing chemicals costs increased $573,000, or 80.9%, from the three months ended June 30, 2005 to the three months ended June 30, 2006.  Chemical costs increased largely due to the new BPX™ process and an increase in general usage.  Denaturant costs increased $424,000, or 56.5% from the three months ended June 30, 2005 to the three months ended June 30, 2006.  Denaturant costs increased due to an increase in usage and unit cost per gallon.

General and Administrative Expenses-General and administrative expenses increased $875,372, or 119.8%, to $1.6 million for the three months ended June 30, 2006 from $730,674 for the three months ended June 30, 2005.  The increase was primarily due to costs directly attributed to increases in gross sales and net income such as employee profit sharing and management incentive fees.

Interest Expense-Interest expense increased $169,089, or 53.4%, to $485,793 for the three months ended June 30, 2006 from $316,703 for the three months ended June 30, 2005.  The increase was due to an increase in long-term debt to pay for the BPX™ project, along with a 34.7% increase in interest rates on our variable-rate debt.

Net Income-Net income increased $11.7 million, or 650.4%, to $13.5 million for the three months ended June 30, 2006 from $1.8 million for the three months ended June 30, 2005.  This change was caused primarily by, as discussed above, an increase in ethanol revenues and stable cost of revenues between periods.

Comparison of the six months ended June 30, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

		Six Months Ended		Six Months Ended
		June 30,		June 30,
		2006		2005
			%		%
			Of		of
		$	Revenue	$	Revenue
Revenue:
	Ethanol	50,312,480	87.5	34,029,972	81.9
	Distillers Grains	6,932,351	12.0	7,204,995	17.3
	Incentive	286,450	0.5	323,486	0.8
	Total	57,531,281	100	41,558,453	100

	Cost of Revenue	36,516,826	63.5	32,354,783	77.9

	General and Administrative Expense	2,712,462	4.7	1,574,201	3.8

	Other Operating Income (Expense)	(812,028)	(1.4)	(594,633)	(1.4)

	Net Income	17,489,965	30.4	7,034,836	16.9

Revenues- Revenue increased $16.0 million, or 38.6%, to $57.5 million for the six months ended June 30, 2006 from $41.5 million for the six months ended June 30, 2005. Similar to the quarter end, a continuation of increased ethanol sales between periods was the primary driving force behind the increase in revenues.

Revenue from the sale of ethanol increased 47.8% from the six months ended June 30, 2005 to the six months ended June 30, 2006.  The increase was primarily due to a 41.5% increase in the price per gallon along with a 5.7% increase in sales volume.  The increase in the ethanol price per gallon was directly related to an increase in demand caused by refineries replacing MTBE with ethanol in the oxygenate blending process and the federal RFS.

Revenue from the sale of distillers grains decreased 3.8% from the six months ended June 30, 2005 to the six months ended June 30, 2006. The decrease was due primarily to an 11.5% decrease in the sales volume of dried distillers grains with solubles (DDGS) and a 15.2% decrease in the sales price of DDGS per ton from 2005. The decrease in the price of distillers grains was impacted by the competitive prices in the protein feed markets such as soybean meal.

Cost of Revenues-Cost of revenues, which includes production expenses, increased 12.9% to $36.5 million for the six months ended June 30, 2006 from $32.3 million for the six months ended June 30, 2005.  The increase was primarily attributed to increases in natural gas and processing chemicals costs.

Natural gas costs, including costs from natural gas hedging, increased $941,309, or 15.7% from the six months ended June 30, 2005 to the six months ended June 30, 2006.  The increase in natural gas costs was primarily attributed to a 16.9% increase in the cost of natural gas per decatherm, offset by a decrease in usage of 3.4% following the incorporation of BPX™.  Natural gas costs increased sharply during the first quarter of 2006 following the volatile hurricane season in the summer and fall of 2005, which decreased supplies in storage nationwide and increased the price.

Processing chemicals costs increased $1.2 million, or 82.1%, from the six months ended June 30, 2005 to the six months ended June 30, 2006.  Chemical costs increased following the incorporation of BPX™ in the production process and an increase in general usage.  Denaturant costs also increased $742,616, or 53.6%, from the six months ended June 30, 2005 to the six months ended June 30, 2006.  Denaturant costs increased due to an increase in usage and unit cost per gallon.

General and Administrative Expenses-General and administrative expenses increased 72.3% from the six months ended June 30, 2005 to the six months ended June 30, 2006.  The increase was primarily due to costs directly attributed to increases in our gross sales and net income such as employee profit sharing and management incentive fees.

Interest Expense-Interest expense increased $330,284, or 54.3%, to $938,433 for the six months ended June 30, 2006 from $608,149 for the six months ended June 30, 2005.  The increase was largely due to an increase in long-term debt to pay for BPX™, plus a 34.7% increase in interest rates on our variable-rate debt.

Net Income-Net income increased 148.6% from the six months ended June 30, 2005 to the six months ended June 30, 2006.  This change was caused primarily by, as discussed above, an increase in ethanol revenues.

Liquidity and Capital Resources

The following table shows the cash flows between the six months ended June 30, 2006 and the six months ended June 30, 2005:

	Six Months Ended June 30,
	2006	2005
Net cash from operating activities	$12,419,197	$5,546,118
Net cash (used for) investing activities	$(282,574)	$(1,806,329)
Net cash (used for) financing activities	$(7,833,061)	$(3,690,227)

Cash Flow From Operating Activities-Operating activities provided $12.4 million for the six months ended June 30, 2006, compared to $5.5 million for the six months ended June 30, 2005.  The increase of approximately $6.9 million in net cash flow provided by operating activities was primarily due to the increase in net income between periods, offset by a decrease in accounts payable, and increases in accounts receivable and investments in commodities contracts.

Cash Flow From Investing Activities-Investing activities used $282,574 for the six months ended June 30, 2006, compared to $1,806,329 for the six months ended June 30, 2005.  Cash used for investing activities for the six months ended June 30, 2006 consisted of general capital improvements projects for the operation of the plant, while cash used for investing activities for the six months ended June 30, 2005 consisted of purchases of equipment for the implementation of the BPX™ process.

Cash Flow From Financing Activities-Net cash used for financing activities was $7.8 million for the six months ended June 30, 2006, compared to $3.6 million for the six months ended June 30, 2005.  Net cash used for financing activities was higher in 2006 than in 2005 as we had advances of $6.6 million in 2005 on short-term debt financing for the purchase of corn and natural gas. We also made $1.6 million in additional cash distributions to our members in 2006 than in 2005.

We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, capital expenditures (other than plant expansion), and debt service obligations through the end of the year primarily through cash flows generated from our operating activities and our variable-rate, revolving loan.

We plan to fund the expansion of our plant with a combination of debt financing and cash flows from operations. We estimate that the total cost of the plant’s expansion will be approximately $78 million, of which $60 million and $18 million are expected to be financed with new debt and cash flows from operations, respectively. We are currently negotiating with our primary lender, AgCountry Farm Credit Services, to finance the debt portion of the expansion but it is uncertain on when an agreement will be reached. Until then, we anticipate financing the plant’s expansion through cash flows from operations.

Indebtedness

AgCountry Farm Credit Services is our primary lender.  After entering into a second amended Credit Agreement with AgCountry Farm Credit Services on July 12, 2005, which refinanced our existing debt and provided new debt, we have the following loans outstanding with AgCountry as of June 30, 2006: a $26.5 million variable-rate note; an $8.0 million variable-rate, revolving note; and a $5.0 million variable-rate note. Prior to July 12, 2005, the following loans with AgCountry were outstanding: a $26.5 million variable, rate note; a $6.0 million variable-rate, revolving-credit note; and a $3.0 million variable rate, revolving line of credit note. We are currently negotiating with AgCountry to finance the expansion of our plant but it is uncertain on when a new credit agreement will be reached.

On March 1, 2006, we entered into an Interest Rate Conversion Agreement to convert the existing $26.5 million variable rate, revolving note into two different segments and rates, a $16.5 million segment and a $10.0 million segment. The $10.0 million segment has a fixed interest rate of 8.55% until March 1, 2011, amortized over a period of 7.6 years, and is subject to penalty for any prepayment during the first year. The $16.5 million segment has a variable interest rate of LIBOR plus 3.0% (currently 7.72%), adjusted monthly. Beginning June 1, 2006 and annually thereafter, the 3.0% margin is subject to change at the discretion of AgCountry. The $16.5 million segment is subject to an amortization of 7.6 years and prepayment is without penalty. Quarterly payments of interest and principal are required on both segments until maturity, a payment of $248,750 being made on the $16.5 million segment and a payment of $242,015 being made on the $10.0 million segment for the quarter ended June 30, 2006.  The principal balance outstanding for both segments combined was $18.8 million as of June 30, 2006.

The $8.0 million variable rate, revolving note bears interest equal to LIBOR plus 3.0%. The purpose of the $8.0 million revolver is to fund any of our short-term operating cash needs. The note permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $8.0 million. The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, we are required to repay any principal balance outstanding that exceeds $4 million, after which and until maturity on October 1, 2013 the revolving feature permits us to borrow the difference between the principal balance outstanding and $4 million. As of June 30, 2006, the principal balance outstanding was $0.

The $5.0 million variable rate note bears interest at LIBOR plus 3.0%. The purpose of the note was to finance the construction of BPX™, which was completed in August 2005. The note requires quarterly payments of $156,250 in principal plus accrued interest until maturity on October 1, 2013. The principal balance outstanding was $4.5 million as of June 30, 2006.

The three loans and notes are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights set forth under our original Credit Agreement dated June 19, 2002. In addition to standard covenants and conditions in the amended Credit Agreement, we are subject to the following covenants and/or conditions: 1) fixed charge coverage ratio of not less than 1.15:1.00; 2) owner’s equity ratio of 44% on December 31, 2006,  46% on December 31, 2007, 48% on December 31, 2008, and 50% on December 31, 2009 through maturity; 3) capital expenditure limitation of $750,000 annually; 4) current ratio coverage of 1.2:1; 5) minimum working capital of $5 million including the unadvanced portion of the $8.0 million revolving note; and 6) cash distributions to members not to exceed 75% of net income unless members’ equity ratio exceeds 60% and working capital exceeds $6 million at which time distributions to members can be made up to 100% of net income. In event of default, AgCountry may terminate the Credit Agreement, as amended, and declare the entire amount immediately due and owing. Events of default generally include failure to make payments when due or violations of one or more of the covenants. We anticipate that many of these covenants will be changed, including the cash distribution covenant, upon entering into a new loan agreement with AgCountry.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2006 and December 31, 2005 balance sheets at their fair market value.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of June

30, 2006 and June 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn, natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Hypothetical
		Adverse
		Change— Market Risk
Quarter Ended	Fair Value	Risk
June 30, 2006	$24,970,852	$2,497,085
June 30, 2005	$5,481,286	$548,129

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. As of June 30, 2006, we had $9.3 million and $4.5 million in outstanding variable rate, long-term debt, the variable rates being 7.72% and 8.08%, respectively.  We manage the interest rate risk associated with variable-rate debt by monitoring the effects of market changes on the interest rates and, whenever feasible, converting portions of our variable-rate debt to fixed-rate debt.

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

Changes in Internal Controls

There were no changes in our internal controls during the fiscal second quarter ended June 30, 2006 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.  Risk Factors.

During the quarter ended June 30, 2006, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2005 Annual Report on our Form 10K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

On June 12, 2006, we held our 2006 annual meeting of members in Lennox, South Dakota, at which time Dennis Hardy, Darrin Ihnen and Mark Miller were re-elected to the board of managers. No new items of business were voted upon by the members. The nominees and voting results of the annual meeting for the election of the three open seats to the board of managers were as follows:

Board of Manager Nominees	Class of Capital Units Electing	Votes For

Dennis Hardy	A	117
Darrin Ihnen	A	109
Mark Miller	C	947

Following the annual meeting and election, our board of managers consists of the following persons and their term of office:

Current Board of Managers	Term Expires
Jeff Fox (1)	2007
Dennis Hardy	2009
Darrin Ihnen	2009
Mark Miller	2009
Dennis Schrag	2007
Steve Sinning	2008
Fred Thurman	2007
Dan Viet	2008
Larry Ward	2008

(1) On May 23, 2006, Mr. Jeff Broin resigned from the registrant’s Board of Managers. Following Mr. Broin’s resignation, the Class B Member, Broin Investments II, LLC, elected Mr. Jeff Fox of the Broin Companies to serve on the Board of Managers as a representative of the

Class B Member.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: August 14, 2006	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fifth Amended and Restated Operating Agreement dated April 17, 2006 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)  Incorporated by reference from Appendix A to registrant’s prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001.

(2) Incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-Q filed with the Commission on May 15, 2006.

(3)  Incorporated by reference from Exhibit 4.1 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.

(4)  Incorporated by reference from Exhibit 4.2 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.

(5)  Incorporated by reference from Exhibit 4.3 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.