Form 10-Q
period 2006-09-30
GREAT PLAINS ETHANOL LLC
filed 2006-11-14
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of November 14, 2006 was as follows:  1,513 Class A, 200 Class B and 2,029 Class C capital units.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

ASSETS

	September 30,	December 31,
	2006	2005*
CURRENT ASSETS
Cash and cash equivalents	$19,387,833	$5,195,242
Receivables
Ethanol - related party	5,948,899	4,267,374
Distillers grain	510,859	481,371
Incentives	166,667	190,871
Other	2,419	5,412
Inventory
Raw materials	1,175,085	915,711
Finished goods	2,608,529	2,420,626
Work in process	571,882	506,728
Parts inventory	940,718	984,618
Investment in commodities contracts	1,745,142	890,489
Prepaid expenses	131,298	125,794
Total current assets	33,189,330	15,984,238

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	43,680,423	43,156,148
Construction in process	95,512	262,122
	54,615,288	54,257,623
Less accumulated depreciation	(9,339,637)	(7,152,225)
Net property and equipment	45,275,651	47,105,398

OTHER ASSETS
Financing costs, net of amortization	41,639	47,002
Long term prepaid expenses	196,078	230,430
Other	1,000	1,000
	238,717	278,432

TOTAL ASSETS	$78,703,698	$63,368,068

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

LIABILITIES AND MEMBERS’ EQUITY

	September 30,	December 31,
	2006	2005*
CURRENT LIABILITIES

Accounts payable - trade	$2,697,865	$4,312,952
Accounts payable to related party	249,925	558,154
Accrued distribution	—	2,806,500
Other accrued liabilities	586,377	580,190
Current portion of long-term debt	2,774,254	2,994,098

Total current liabilities	6,308,422	11,251,895

LONG-TERM DEBT	19,906,161	21,627,548

COMMITMENTS AND CONTINGENCIES (See Note 5)

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Additional paid-in capital	7,000	7,000
Retained earnings	33,772,116	11,771,625

Total members’ equity	52,489,116	30,488,625

TOTAL LIABILITIES & MEMBERS’ EQUITY	$78,703,698	$63,368,068

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine	Three	Nine	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005

REVENUES
Sales - related party	$81,220,345	$30,907,866	$50,658,259	$16,628,287
Sales	10,511,360	3,579,008	10,711,181	3,506,186
Incentive revenue	540,872	254,422	398,344	74,858
Total revenues	92,272,577	34,741,296	61,767,784	20,209,331

COST OF REVENUES	53,552,228	17,035,402	49,720,891	17,366,108

GROSS PROFIT	38,720,349	17,705,894	12,046,893	2,843,223

OPERATING EXPENSES
General and administrative	4,408,618	1,696,156	2,529,814	955,613
Total operating expenses	4,408,618	1,696,156	2,529,814	955,613

INCOME FROM OPERATIONS	34,311,731	16,009,738	9,517,079	1,887,610

OTHER INCOME AND (EXPENSES)
Interest income	323,208	213,543	14,117	4,097
Interest expense	(1,430,331)	(491,898)	(974,043)	(365,894)
Other	21,883	5,142	3,908	412
Total other income and expenses	(1,085,240)	(273,212)	(956,018)	(361,385)

NET INCOME	$33,226,491	$15,736,526	$8,561,061	$1,526,225

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$8,879	$4,205	$2,288	$408

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

OPERATING ACTIVITIES
Net income	$33,226,491	$8,561,061
Changes to net income not affecting cash
Depreciation	2,187,412	2,005,523
Amortization	5,363	294,744
Change in operating assets and liabilities
Receivables	(1,683,814)	(272,982)
Inventory	(468,530)	1,504,600
Investments in commodities contracts	(854,653)	870,010
Prepaid expenses	28,847	(105,990)
Accounts payable - trade	(1,615,087)	(481,715)
Accounts payable to related party	(308,228)	(253,526)
Accrued interest	—	15,514
Accrued liabilities	6,187	428,264

NET CASH PROVIDED BY OPERATING ACTIVITIES	30,523,987	12,565,503

INVESTING ACTIVITIES
Purchase of property and equipment	(357,665)	(5,669,942)

NET CASH USED FOR INVESTING ACTIVITIES	(357,665)	(5,669,942)

FINANCING ACTIVITIES
Advances on notes payable	—	13,400,000
Principal payments on notes payable	(1,941,232)	(10,326,279)
Distributions paid to members, $3,750 and $2,000 per unit	(14,032,500)	(7,484,000)
Financing costs paid	—	(44,784)

NET CASH USED FOR FINANCING ACTIVITIES	(15,973,732)	(4,455,063)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,192,591	2,440,498

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,195,242	771,478

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,387,833	$3,211,976

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$1,430,331	$958,529

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  We recorded a decrease to cost of revenues of $41,941, and $932,457 related to our derivative contracts for the nine months ended September 30, 2006 and 2005, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts.”

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

NOTE 3 -         LONG-TERM DEBT

The Company originally entered into a credit agreement with AgCountry Farm Credit Services on June 19, 2002.  Several amendments to the original credit agreement occurred throughout the past four years.  As of December 31, 2005 the Company had three different loans to our credit agreement.  The first loan is payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%.  The second loan (referred to Term Note #2) is a $5.0 million variable rate note payable in quarterly principal payments of $156,250 plus accrued interest until maturity on October 1, 2013.  The third loan is an $8.0 million variable rate, revolving note at LIBOR plus 3.0%.  This note requires monthly payments of interest based on the daily average balance, and is subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  On October 1, 2012, the Company must pay on this note any principal balance outstanding that exceeds $4 million.  As of September 30, 2006 no funds were advanced on this note.

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

On March 1, 2006, we and AgCountry entered into an Interest Rate Conversion Agreement to convert the existing $26.5 million variable rate, revolving note into two different segments and rates, a $16.5 million segment (referred to as Term Note #1) and a $10.0 million segment (referred to Term Note #3). Beginning on March 1, 2006, the $10.0 million segment is set at a fixed rate of 8.55% until March 1, 2011, plus is subject to an amortization of 7.6 years and a penalty for any prepayment during the first year. In contrast, the $16.5 million segment is set at a variable interest rate of LIBOR plus 2.64% (currently 7.97%), adjusted monthly, though beginning on June 1, 2006 and annually, the 2.64% margin is subject to change at the discretion of AgCountry. The $16.5 million segment is subject to an amortization of 7.6 years and prepayment is without penalty. Other than these new terms, the new segments are subject to the same terms of the second amended Credit Agreement dated July 12, 2005 on which the original $26.5 million note is based.

The balance of the notes payable is as follows:

	September 30,	December 31,
	2006	2005
Notes payable to AgCountry Farm Credit Services
Term Note #1 (refinanced in current year)	$9,031,568	$19,777,897
Term Note #2	4,375,000	4,843,750
Term Note #3	9,273,847	—
Revolving Term Note	—	—
	22,680,415	24,621,647
Less current portion	2,774,254	2,994,098
	$19,906,161	$21,627,548

The Company had $8,000,000 available to borrow on the revolving term note as of September 30, 2006.

Minimum principal payments for the next five years are estimated as follows:

Year Ending September 30,	Amount
2007	$2,774,254
2008	2,957,167
2009	3,155,669
2010	3,342,961
2011	3,574,258

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 4 -       COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives – The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $37,660, $192,279, and $6,355,819 has been earned for the USDA program years ended September 30, 2006, 2005, and 2004, respectively.  Incentive revenue of $13,456 and ($53,542) was recorded for the nine months ended September 30, 2006 and 2005, respectively.  The USDA incentive payment program has ended effective June 30, 2006.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $527,416 and $451,886 was recorded for the nine months ended September 30, 2006 and 2005, respectively.

On May 24, 2006 our Board of Directors approved the expansion of our plant from a name-plate capacity of 45 million gallons to 100 million gallons.  We plan to commence construction on the plant’s expansion upon approval of our air permit application with the South Dakota Department of Environmental Natural Resources and the U.S. Environmental Protection Agency.

On August 28, 2006 we signed an agreement with Broin & Associates to oversee the construction process of our expansion.  Site work is scheduled to begin in the fourth quarter of 2006 with the major construction work beginning in March 2007.  Estimated completion date for expansion is March 2008.  We estimate that the total of the plant’s expansion will be $80 million, of which $60 million and $20 million are expected to be financed with new debt and cash flows from operations respectively.  We are currently negotiating with our primary lender, AgCountry Farm Credit Services, to finance the debt portion of our expansion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and nine-month period ended September 30, 2006, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2005.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2005.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

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

The plant produces ethanol and distillers grains. The principal raw material for the ethanol production process is corn, which is supplied to the plant from our members, local producers and storage elevators. Ethanol from the plant is sold exclusively to Ethanol Products, a Broin-affiliated company, which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, a principal by-product of the ethanol production process, are exclusively marketed and sold through Dakota Gold Marketing, another Broin-affiliated company, to livestock producers as livestock feed.

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

Our net income increased by approximately $14.2 million from the third quarter of 2005 to the third quarter of 2006. Net income increased between periods primarily due to an increase in revenue from the sale of ethanol. Sales increased due to an increase in demand for ethanol following the phase out of MTBE in the oxygenate blending market.  While ethanol sales increased, cost of revenues remained approximately the same between quarters as corn prices remained stable and natural gas prices decreased.  However, we do not anticipate that ethanol sales and cost of revenues will remain at third quarter levels. Since mid September, ethanol prices have decreased due to an increase in supply of ethanol nationwide and a decrease in the price of unleaded gasoline, though prices are leveling off as of the date of this filing. Corn prices, moreover, are pushing upward due to projected robust demand from the ethanol industry and the forecast of a low corn carryover for 2007.We believe these trends will continue heading into the first quarter of 2007.

We are currently in the planning and preparation phase for expanding the plant to a production capacity of 100 million gallons of ethanol annually. Upon receiving approval of our air quality permit applications from federal and state environmental regulatory agencies, we plan to commence construction for expansion, financing the initial construction costs with cash until we finalize a construction loan and our final terms and conditions with our lender, Ag Country Farm Credit Services.

Results of Operations

Comparison of the three months ended September 30, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended		Quarter Ended
	September 30,		September 30,
	2006		2005
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue:
Ethanol	30,907,866	89.0	16,628,287	82.4
Distillers Grains	3,579,008	10.3	3,506,186	17.3
Incentive	254,422	0.7	74,858	0.3
Total	34,741,296	100	20,209,331	100

Cost of Revenues	17,035,402	49.0	17,366,108	85.9

General and Administrative Expenses	1,696,156	4.9	955,613	4.7

Other Operating Income (Expense)	(273,212)	(0.8)	(361,385)	(1.8)

Net Income	15,736,526	45.3	1,526,225	7.5

Revenues- Revenue increased $14.5 million, or 71.9%, to $34.7 million for the three months ended September 30, 2006 from $20.2 million for the three months ended September 30, 2005. The increase in revenue was primarily the result of an increase in ethanol sales.

Revenue from the sale of ethanol increased 85.9% from the three months ended September 30, 2005 to the three months ended September 30, 2006.  The increase was due to a 77.9% increase in ethanol prices along with a 5.6% increase in sales volume.  Ethanol prices increased between periods as a result of an increase in demand for ethanol from refineries during the third quarter of 2006.  Refineries continued to demand more ethanol for the oxygenated blending process as they phased out MTBE which, historically, was ethanol’s primary competition in the oxygenated process.

Since the quarter end, however, the price of ethanol has decreased due to a decrease in the price of unleaded gasoline and an increase in ethanol supply resulting from new production nationwide and the importation of ethanol from Brazil.  While prices have begun to level off, we expect prices to remain low unless these or other factors alter the dynamics. With an additional 2.4 billion gallons of ethanol currently slated to come into production in the United States for the remaining part of 2006 and in 2007, the total supply of ethanol nationwide will continue to impact the price unless new markets open up for ethanol which remains uncertain.

Revenue from the sale of distillers grains remained relatively constant between the three months ended September 30, 2005 and the three months ended September 30, 2006, as the price of distillers grains also remained approximately the same. The increase in ethanol production in 2007 is expected to translate into an increase in production of distillers grains, but it remains uncertain whether the additional supply will be met with new demand. New markets, for example in the hog and poultry industry, will need to open up or the price could start a downward trend.

Cost of Revenues-Cost of revenues, which includes production expenses, decreased approximately $331,000 from the three months ended September 30, 2005 to the three months ended September 30, 2006.  The decrease in cost of revenues was attributed to several factors including a decrease in natural gas costs and corn costs, offset by an increase in costs associated with distillers grains’ freight, processing chemicals, and denaturant, along with inventory level and value changes.

Natural gas costs, including costs from natural gas hedging, decreased $390,000, or 9.9%, from the three months ended September 30, 2005 to the three months ended September 30, 2006.  We realized a 3.7% increase in our natural gas volume due to a 10.8% increase in production.  This increase in usage was offset by a 1.8% decrease in the cost per decatherm of natural gas, the decrease relating to a decrease in the price of crude oil after a five-year average high earlier in 2006.  Corn costs, including costs from hedging, decreased $813,000, or 10.6%, from the three months ended September 30, 2005 to the three months ended September 30, 2006.  This decrease was primarily caused by the favorable impact of our corn hedging strategies, offset by a 4.1% increase in corn usage.

Freight costs for distillers grains increased 40.8% for the three months ended September 30, 2005 to the three months ended September 30, 2006.  The increase in freight costs was due to an increase in surcharge and expenses imposed by the Burlington Northern Santa Fe railroad.   Processing chemicals costs increased $221,700, or 26.0%, from the three months ended September 30, 2005 to the three months ended September

30, 2006 due to increased production and the conversion to BPXTM.  Denaturant costs increased $276,000, or 34.3%, from the three months ended September 30, 2005 to the three months ended September 30, 2006 as a result of increased production and an increase in general usage.

General and Administrative Expenses-General and administrative expenses increased $740,000, or 77.5%, to $1.7 million for the three months ended September 30, 2006 from $956,000 for the three months ended September 30, 2005.  The increase was primarily due to costs attributed directly to increases in sales and net income such as management incentive fees which are paid to a related party.

Interest Expense-Interest expense increased $126,000, or 34.4%, to $492,000 for the three months ended September 30, 2006 from $366,000 for the three months ended September 30, 2005.  The increase was due to an increase in long-term debt during a portion of the third quarter of 2005 in order to pay for BPXTM, along with a 28.3% increase in interest rates on our variable-rate debt.

Net Income-Net income increased $14.2 million, or 931%, to $15.7 million for the three months ended September 30, 2006 from $1.5 million for the three months ended September 30, 2005.  This change was caused primarily by, as discussed above, an increase in ethanol sales and relatively stable cost of revenues.

Comparison of the nine months ended September 30, 2006 and 2005

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006		2005
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue:
Ethanol	81,220,345	88.0	50,658,259	82.0
Distillers Grains	10,511,360	11.4	10,711,181	17.3
Incentive	540,872	0.6	398,344	0.6
Total	92,272,577	100	61,767,784	100

Cost of Revenues	53,552,228	58.0	49,720,891	80.5

General and Administrative Expenses	4,408,618	4.8	2,529,814	4.1

Other Operating Income (Expense)	(1,085,240)	(1.2)	(956,018)	(1.5)

Net Income	33,226,491	36.0	8,561,061	13.9

Revenues- Revenue increased $30.5 million, or 49.4%, to $92.3 million for the nine months ended September 30, 2006 from $61.8 million for the nine months ended September 30, 2005. Similar to the quarter end, the increase in revenue was primarily driven by an increase in ethanol sales.

Revenue from the sale of ethanol increased 60.3% from the nine months ended September 30, 2006 to the nine months ended September 30, 2005.  The increase was primarily due to a 77.9% increase in the price per gallon along with a 5.7% increase in sales volume. The price of ethanol continued to be impacted by an increase in demand caused by the phase out of MTBE and the new federally mandated Renewable Fuels Standard (RFS) requiring 4.0 billion gallons of ethanol or other renewable fuel be used in motor vehicles in 2006.

Revenue from the sale of distillers grains decreased 1.9% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The decrease was due primarily to a decrease in the price of distillers grains, offset by an increase in sales volume of our premium distillers grains’ product, Dakota Gold™.  The decrease in the price of distillers grains was impacted primarily by competitive prices in the protein feed markets such as soybean meal.

Cost of Revenues-Cost of revenues, which includes production expenses, increased 7.7% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.  The increase was primarily attributed to increases in costs associated with processing chemicals, denaturant, and natural gas, including costs associated with natural gas hedging.  These costs were offset by a slight decrease in corn costs, including costs associated with corn hedging.

Natural gas costs increased 13.3% from 2005 to 2006, the majority of which was due to the effects of our hedging strategy and unexpected changes in the market during the first quarter of 2006. The remaining percentage was attributed to a 3.5% increase in the cost per decatherm of natural gas, offset by a 1.2% decrease in usage during this period.

Freight costs for distillers grains increased 36.8%, for the nine months ended September 30, 2005 to the nine months ended September 30, 2006.  The increase in freight costs was due to increases in the cost of shipping distillers grains by the Burlington Northern Santa Fe railroad.   Processing chemicals costs increased $1.4 million, or 73.3%, from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 due to several factors including an increase in production and the new BPXTM process.  Denaturant costs increased $1 million, or 46.5%, from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 as a result of an increase in general usage.

General and Administrative Expenses-General and administrative expenses increased 74.3% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.  The increase was primarily due to costs attributed directly to increases in sales and net income such as management incentive fees, which are paid to a related party.

Interest Expense-Interest expense increased $456,000, or 46.8%, to $1.4 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.  The increase was due to an increase in long-term debt to pay for BPX™, plus a 28.3% increase in interest rates on our variable-rate debt.

Net Income-Net income increased 288.1% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.  This change was caused primarily by, as discussed above, an increase in ethanol sales and relatively stable cost of revenues.

Liquidity and Capital Resources

The following table shows the cash flows between the nine months ended September 30, 2006 and the nine months ended September 30, 2005:

	Nine Months Ended September 30,
	2006	2005
Net cash from operating activities	$30,523,987	$12,565,503
Net cash (used for) investing activities	$(357,665)	$(5,669,942)
Net cash (used for) financing activities	$(15,973,732)	$(4,455,063)

Cash Flow From Operating Activities-Operating activities provided $30.5 million for the nine months ended September 30, 2006, compared to $12.5 million for the nine months ended September 30, 2005.  The increase of approximately $18 million in net cash flow provided from operating activities was primarily driven by the increase in net income during the same period, offset by an increase in receivables, inventory, investment in commodities contracts, and a decrease in accounts payable.

Cash Flow From Investing Activities-Investing activities used $357,665 for the nine months ended September 30, 2006, compared to $5,669,942 for the nine months ended September 30, 2005.  Cash used for investing activities for the nine months ended September 30, 2006 consisted of general capital improvement projects for the operation of the plant, while cash used for investing activities for the nine months ended September 30, 2005 consisted of equipment purchases to complete the construction and implementation of  BPXTM .

Cash Flow From Financing Activities-Net cash used for financing activities was $15.9 million for the nine months ended September 30, 2006, compared to $4.4 million for the nine months ended September 30, 2005.  Net cash used from financing activities was higher in 2006 compared to 2005 primarily because in 2005 we had advances of $13.4 million in short-term financing for corn and natural gas purchases.  In addition, cash distributions to our members increased $6.5 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.

We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, capital expenditures (other than plant expansion), and debt service obligations through the end of the year primarily through cash flows generated from our operating activities and our variable-rate, revolving loan.

We plan to fund the expansion of our plant with a combination of debt financing and cash flows from operations. We estimate that the total cost of the plant’s expansion will be $80 million, of which $60 million and $20 million are expected to be financed with new debt and cash flows from operations, respectively. We are currently negotiating with our primary lender, AgCountry Farm Credit Services, to finance the debt portion of the expansion, but it is uncertain on when an agreement will be reached. Until then, we anticipate that we will finance the plant’s expansion through cash flows from operations. Because we will be retaining earnings to finance a portion of expansion, distributions to our members, if any, will be limited until our financing and construction phase is completed. Construction for expansion is expected to begin by our design-builder, Broin and Associates, Inc., as soon as we receive approval on our air quality permit applications.

Indebtedness

AgCountry Farm Credit Services is our primary lender.  After entering into a second amended Credit Agreement with AgCountry Farm Credit Services on July 12, 2005, which refinanced our existing debt and provided new debt, we have the following loans outstanding: a $26.5 million variable-rate note; an $8.0 million variable-rate, revolving note; and a $5.0 million variable-rate note.  Prior to July 12, 2005, the following loans with AgCountry were outstanding: a $26.5 million variable, rate note; a $6.0 million variable-rate, revolving-credit note; and a $3.0 million variable rate, revolving line of credit note.

On March 1, 2006, we entered into an Interest Rate Conversion Agreement with AgCountry to convert the existing $26.5 million variable rate, revolving note into two different segments and rates, a $16.5 million segment and a $10.0 million segment. The $10.0 million segment has a fixed interest rate of 8.55% until March 1, 2011, amortized over a period of 7.6 years, and is subject to penalty for any prepayment during the first year. The $16.5 million segment has a variable interest rate of LIBOR plus 3.0% (currently 7.97%), adjusted monthly. Beginning June 1, 2006 and annually thereafter, the

3.0% margin is subject to change at the discretion of AgCountry. The $16.5 million segment is subject to an amortization of 7.6 years and prepayment is without penalty. Quarterly payments of interest and principal are required on both segments until maturity. We made principal payments of $253,234 and $746,330 on the $16.5 million segment for the three and nine months ended September 30, 2006, and principal payments of $247,188 and $726,153 on the $10.0 million segment for the three and nine months ended September 30, 2006.  The principal balance outstanding for both segments combined was $18.3 million as of September 30, 2006.

The $8.0 million variable rate, revolving note bears interest equal to LIBOR plus 3.0%. The purpose of the $8.0 million revolver is to cover any of our short-term operating cash needs. The note permits us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $8.0 million. The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, we are required to repay any principal balance outstanding that exceeds $4 million, after which and until maturity on October 1, 2013, the revolving feature permits us to borrow the difference between the principal balance outstanding and $4 million. As of September 30, 2006, the principal balance outstanding was $0.

The $5.0 million variable rate note bears interest at LIBOR plus 3.0%. This note financed the construction and improvements relating to BPX™ which was completed in August 2005. The note requires quarterly payments of principal plus accrued interest until maturity on October 1, 2013. We made principal payments of $156,250 and $468,750 for the three and nine months ended September 30, 2006, the principal balance outstanding being $4.3 million as of September 30, 2006.

The three loans and notes are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights set forth under our original Credit Agreement dated June 19, 2002. In addition to standard covenants and conditions in the amended Credit Agreement, we are subject to the following covenants and/or conditions: 1) fixed charge coverage ratio of not less than 1.15:1.00; 2) owner’s equity ratio of 44% on December 31, 2006, 46% on December 31, 2007, 48% on December 31, 2008, and 50% on December 31, 2009 through maturity; 3) capital expenditure limitation of $750,000 annually; 4) current ratio coverage of 1.2:1; 5) minimum working capital of $5 million including the unadvanced portion of the $8.0 million revolving note; and 6) cash distributions to members not to exceed 75% of net income unless members’ equity ratio exceeds 60% and working capital exceeds $6 million at which time distributions to members can be made up to 100% of net income. In event of default, AgCountry may terminate the Credit Agreement, as amended, and declare the entire amount immediately due and owing. Events of default generally include failure to make payments when due or violations of one or more of the covenants.  As of September 30, 2006, we are in compliance with all of our covenants and conditions under our Credit Agreement.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the September 30, 2006 and December 31, 2005 balance sheets at their fair market value.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. Specifically, we use forward, futures and option contracts to hedge changes to the commodity prices of corn, and natural gas. However, we do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

We attempt to reduce the market risk associated with fluctuations in the price of corn, and natural gas by employing a variety of risk management strategies.  Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily cash management of our total corn and natural gas ownership relative to its monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of September 30, 2006 and September 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn, natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Adverse
		Change— Market Risk
Quarter Ended	Fair Value	Risk
September 30, 2006	$18,170,405	$1,817,041
September 30, 2005	$4,167,923	$416,792

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. As of September 30, 2006, we had $9.0 million and $4.3 million in outstanding variable rate, long-term debt, the variable rates being 7.97% and 8.33%, respectively.  We manage the interest rate risk associated with variable-rate debt by monitoring the effects of market changes on the interest rates and converting portions of our variable-rate debt to fixed-rate debt.

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

Changes in Internal Controls

There were no changes in our internal controls during the fiscal third quarter ended September 30, 2006 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

During the quarter ended September 30, 2006, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2005 Annual Report on our Form 10K.

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

GREAT PLAINS ETHANOL,
LLC

Dated: November 14, 2006	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fifth Amended and Restated Operating Agreement dated April 17, 2006 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
10.1	Agreement between Owner and Design Builder dated August 28, 2006
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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