Form 10-K
period 2006-12-31
GREAT PLAINS ETHANOL LLC
filed 2007-03-21
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

(605) 647-0040

(Registrant’s Telephone Number, Including Area Code)

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

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The aggregate market value of the registrant’s capital units held by non-affiliates at June 30, 2006 was approximately $61,852,520. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of March 1, 2007, there were 1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy/Information Statement for 2007 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by Great Plains Ethanol, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this prospectus. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this Annual Report.  Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. As stated elsewhere in this report such factors include, among others:

•                                          Changes in ethanol supply and demand;

•                                          Changes in the weather or general economic conditions impacting the availability and price of commodities, particularly corn and natural gas;

•                                          The availability and cost of raw materials for the production process, particularly for corn, natural gas, steam, and water;

•                                          The results of risk management or hedging strategies;

•                                          Competition from alternative fuels and alternative fuel additives;

•                                          Fluctuations in United States oil consumption and petroleum prices;

•                                          Changes in business strategy, capital improvements or development plans;

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

•                                          An increase in environmental regulation and scrutiny from federal and state governments

•                                          Other factors discussed below under the item entitled “Risk Factors.”

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

We are engaged in the business of producing and selling ethanol and distillers grains from the processing of corn. Corn is supplied to us by our members and from purchases of corn on the open market. The ethanol produced at our plant is sold exclusively to Ethanol Products, LLC, a division of Broin Enterprises, Inc., which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, a co-product of the production process, are exclusively marketed and sold through Dakota Gold Marketing, Inc., a division of Broin Enterprises, Inc., to local, regional and national livestock feeders.

The Plant

Our plant, which has a name-plate capacity of 45 million gallons of ethanol annually, is located near the city of Chancellor, South Dakota. The plant was designed and built by Broin and Associates, Inc., of Sioux Falls, South Dakota, a division of the Broin Companies, LLC,  specializing in the design and construction of ethanol plants. The plant was originally built with a name-plate capacity of 40 million gallons annually.  The plant is managed by Broin Management, LLC, a division of the Broin Companies, LLC, specializing in the management and operation of ethanol plants.  In August 2006, we entered into a design-build agreement with Broin and Associates to expand the plant from a name-plate production capacity of 45 million gallons annually to a name-plate production capacity of 100 million gallons annually.  Upon the approval of our air quality permit with the State of South Dakota, we anticipate commencing construction in early spring of 2007 provided weather permits it.

The plant is essentially a fermentation plant.  The corn supplied to the plant is ground and then mixed with water to form a mash.  The mash is heated and enzymes added to convert the starch into fermentable sugars.  Fermentation occurs when yeast is added to convert the sugars into alcohol and carbon dioxide.  Fermentation produces a mixture called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is then boiled in a distillation column to separate the water, resulting in ethyl alcohol that is 90 to 95% pure.  The mixture then goes through a dehydration process, which increases the alcohol content to 99% or greater.  This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Principal Products

The principal products produced at our plant are fuel grade ethanol and distillers grains.

Ethanol

Ethanol is ethyl alcohol.  Ethanol is produced from starch or sugar-based feed products such as corn, potatoes, wheat, and sorghum, as well as from agricultural waste products including sugar, rice straw, cheese whey, beverage wastes and forestry and paper wastes. Historically, corn has been the primary source of producing ethanol because of its relatively low cost, wide availability and ability to produce large quantities of carbohydrates that convert into glucose more easily than other products.  Today, approximately 90% of the ethanol produced in the United States is produced from corn.

Ethanol is used for three primary purposes: 1) as an oxygenated fuel additive; 2) as an octane enhancer in fuels; and 3) as a non-petroleum based gas substitute. Approximately 95% of all ethanol is used for blending with unleaded gasoline and other fuel products. Ethanol has been utilized as a fuel additive since the late 1970s when its value as a product extender for gasoline was discovered during the OPEC oil embargo crisis.  In the 1980s, ethanol began to see widespread use as an octane enhancer, replacing other environmentally harmful components in gasoline such as lead and benzene.  Ethanol’s use as an oxygenate continued to increase with the passage of the Clean Air Act Amendments of 1990, which required the addition of oxygenates to gasoline in the nation’s most polluted areas.  Because ethanol contains approximately 35% oxygen, its combination with gasoline increases the percentage of oxygen in gasoline.  As a result, the gasoline burns cleaner and releases less carbon monoxide and other exhaust emissions into the atmosphere.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains.  Distillers grains are a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries. It is a popular animal feed supplement, with millions of tons produced in North America annually.  Most of the distillers grains produced in the United States are sold for use in animal feeds within the continental United States, and a small percentage is exported primarily to Canada, Mexico and Europe.

Dry mill ethanol processing produces generally three forms of distillers grains, all of which differ in moisture content and shelf life: 1) dried distillers grains with solubles (DDGS); 2) distillers wet grains or “wet cake”; and 3) modified distillers grains.  Distillers wet grains are processed corn mash that does not go through a drying process and contains approximately 70% moisture content.  Distillers wet grains have a short shelf life of approximately three days and can be sold only to livestock producers within the immediate vicinity of the plant.  Modified distillers grains are distillers wet grains that have been dried to a 40% moisture content.  Modified distillers grains have a slightly longer shelf life and are often sold to nearby livestock producers. DDGS are distillers wet grains that are dried to an 8-10% moisture content. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to the plant.

Marketing and Distribution

Ethanol

All of the ethanol produced at the plant is sold to Ethanol Products, LLC, a division of Broin Enterprises, Inc., under an ethanol marketing agreement.  Ethanol Products, in turn, markets and sells the ethanol to major, multi-national oil companies with blending and refinery facilities located throughout the continental United States. The price received from the sale to Ethanol Products is based upon various types of contracts between us and Ethanol Products and is fixed upon the transfer of title to Ethanol Products.

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

The marketing agreement with Ethanol Products is in effect until October 2013, and automatically renews for three-year terms unless terminated by either party with three months advance notice prior to the end of the term. Ethanol Products charges us a marketing and service fee based upon each gallon of ethanol sold. Shipping costs in transporting the ethanol are borne by us and are included in gross revenues and cost of revenues. In the event that our relationship with Ethanol Products is interrupted for any reason, we believe that another entity to market the ethanol could be located. Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

Distillers Grains

We contract with Dakota Gold Marketing, Inc. a division of Broin Enterprises, Inc., to market all of the distillers grains produced at the plant. There are four variations of distillers grains produced by us and marketed through Dakota Gold Marketing: 1) Dakota Gold™; 2) DDGS; 3) modified distillers wet grains; and 4) distillers wet grains. Dakota Gold™ is DDGS that is certified by Dakota Gold Marketing indicating that DDGS meet certain processing and specifications standards. The sale of Dakota Gold™ makes up the majority of our total sales of distillers grains. The production and sale of modified distillers wet grains and distillers wet grains, varies depending upon the general operations of the plant and actual market conditions for each product.

Dakota Gold Marketing markets our distillers grains to local, regional and national markets. We ship Dakota Gold™ and DDGS primarily to markets in the western and southwestern United States, while shipments of modified distillers wet grains and distillers wet grains are shipped to local and regional markets. Shipments of Dakota Gold™ and DDGS are primarily done by rail because of a longer shelf life, and shipments of modified distillers wet grains and distillers wet grains are done by truck. We also contract with Dakota Gold Marketing for the use of railcars in transporting Dakota Gold™ and DDGS, paying Dakota Gold Marketing in connection with each shipment a flat fee per railcar in addition to a railcar mileage fee depending upon the destination. All shipping costs associated with transporting distillers grains from the plant to customers are borne by us and are included in gross revenues and cost of revenues. Although we rely on Dakota Gold Marketing to market 100% of our distillers grains, Dakota Gold Marketing is not dependent upon one or a limited number of major customers.

Our marketing contract with Dakota Gold Marketing is in effect until October 2013. It automatically renews for three-year terms unless discontinued by either party upon at least three months advanced written notice prior to the end of the term. We pay Dakota Gold Marketing a marketing fee based on gross monthly sales of distillers grains. We are responsible for all accounts receivable losses, and Dakota Gold Marketing is responsible for invoicing all loads and receiving payments from the customers, the payment of which is remitted to us.

Risk Management

Due to fluctuations in the price of corn and natural gas, we use risk management or hedging strategies to minimize our commodity risk.  Hedging is a means of protecting the price that we will buy corn and natural gas in the future.  All of the commodity risk management services relating to corn and natural gas are provided by Broin Management under a corn and natural gas risk management agreement.   This agreement is in effect until January 2012, renewing automatically for additional five-year terms unless discontinued by either party upon written notice prior to the expiration of the term.

Dependence upon a Single or Few Customers

We, as discussed above, are substantially dependent upon Ethanol Products for the purchase, marketing and distribution of ethanol. Ethanol Products purchases 100% of the ethanol produced at the plant, all of which is marketed and distributed to its customers.

Sources and Availability of Raw Materials

Corn

The major raw material required for the production of ethanol and distillers grains is corn. To operate at a name-plate capacity of 45 million gallons annually, our plant requires approximately 14 million bushels of corn annually. These bushels are supplied by our Class A members on a trimester basis and from local corn producers and elevators.

Class A members supply and deliver approximately 17% of the plant’s corn requirements based on a corn delivery obligation. Class A members receive payment for their delivery of corn based on an average of market prices at predetermined elevators, or at individually contracted prices, plus a freight allowance. The remaining balance of our corn requirements is supplied from purchases on the open market, namely from local corn producers and storage elevators, based upon individually contracted prices. Our Class A members may apply on an annual basis to be released from the corn delivery obligation if any of the following conditions apply: 1) the member historically has not produced enough corn to meet the requirement; 2) the member does not produce enough corn to meet the requirement because the member’s corn is fed to livestock; or 3) the member produces and stores the majority of the member’s corn greater than 40 miles from our plant. As of December 31, 2006, approximately 28% of our Class A members were granted an exemption from the corn delivery obligation.

Historically, the plant’s location in Turner County, South Dakota, has provided an ample supply of corn to meet and exceed name-plate production capacity of the plant. In 2006, approximately 14.8 million bushels of corn for grain were produced in Turner County and over 86.5 million bushels of corn for grain were produced in the nearby counties of Lincoln, Hutchinson, McCook, Hanson, Minnehaha, Yankton, and Union.

Following expansion of the plant from a name-plate capacity of 45 million gallons to 100 million gallons annually, the plant’s corn requirements are expected to increase to approximately 37 million bushels of corn annually. We believe that our plant’s location in Turner County will continue to provide an ample supply of corn to meet this new requirement. However, there will be increased pressure on corn supply and possibly price because Turner County is also the location of a plant under construction that is expected to have a production capacity of 100 million gallons of ethanol annually. This plant is scheduled to commence operations in the spring of 2008.

Natural Gas

The production of ethanol at our plant requires a significant amount of natural gas. Natural gas is necessary to fuel the boilers that generate steam for the cooking, evaporation, and distillation processes, as well as to fuel the drying of distillers grains. We contract with NorthWestern Corporation of Sioux Falls, South Dakota, to supply and distribute natural gas to the plant. Our agreement with NorthWestern is in effect until 2018. The agreement requires that we use a minimum amount of natural gas on an annual basis to cover NorthWestern’s previously incurred costs of constructing a pipeline to our plant. In the event that we do not use a minimum amount of natural gas, NorthWestern is entitled to draw on an irrevocable standby letter of credit that we provided in May 2003. Since operations were commenced, however, we have used the minimum amount of natural gas required by the agreement, and we have not experienced any interruption in the supply of natural gas as all our requirements have been met.

Water

The production of ethanol and distillers grains requires a significant amount of water. Water supply and water quality are important requirements to produce ethanol. All of our water requirements are currently supplied through three existing wells located near the plant. Since operations were commenced, we have not experienced any interruption or shortages in the supply of water as all our requirements have been met. In January 2006, we purchased two small parcels of real estate near the plant in order to install back-up ground wells.  These parcels will include two new wells and will require approximately three miles of piping in order to connect to our plant.  These wells have been drilled and tested and a portion of the piping has been installed.  Completion of the piping and wells is expected in late spring or early summer of 2007.

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

Other Energy

We are currently exploring using other potential sources of energy for the production process including a solid waste fuel boiler system.  The energy generated from this process may be used to reduce our reliance on natural gas in the production process and, therefore, save on energy costs.

Research and Development

We do not conduct any research and development associated with the development of new technologies for use in producing ethanol and distillers grains. We rely instead on Broin Research, Inc., a division of Broin and Associates, to research and develop new technologies to improve on the production process and end products. Under a licensing agreement with Broin Research, in exchange for an initial and annual licensing fee, Broin Research licenses to us the right to use certain technology and patents owned, developed, or obtained by it and that relate to the ethanol and distillers grains production process. The term of this agreement is for so long as the term of the management agreement is between us and Broin Management, or if we decide to no longer use any of the technology.

Competition

We are in direct competition with numerous ethanol and distillers grains producers, many of which have significantly greater resources than we do. Additional ethanol and distillers grains producers will continue to enter the market if the demand and governmental supports for ethanol continue to increase.

The ethanol industry has grown to 113 production facilities in the United States as of February 2007, compared to 96 production facilities in the United States as of March 2006. The largest ethanol producers include Abengoa Bioenergy Corp, Archer Daniels Midland, Aventine Renewable Energy, Cargill, US Bioenergy and VeraSun Energy Corporation. There are also numerous ethanol plants of a similar size to our plant located in the Midwest. In addition, at least 77 new ethanol plants, along with seven existing plants that are undergoing expansion, are set to come into production in the next 12 months, therefore adding another three billion gallons of production capacity.

In South Dakota, excluding our plant, there are currently 15 plants in full production, three of which are in an expansion phase, and four new plants undergoing construction, all of which have a combined production capacity of approximately 915 million gallons. Of the four plants under construction, one plant will be located approximately 15 miles from our plant. The concentration of two plants in close proximity to each other could put increased pressure on the supply of corn, particularly during a drought or poor harvest season, thereby increasing our costs of production. Despite this concentration and growth, we believe that we can continue to compete effectively because of the advanced technology incorporated into the areas of our production and product development and the aggressive marketing strategies pursued by our product marketers.

The following table identifies most of the producers in the United States along with their production capacities.

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070	275
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn

	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207
	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
Blue Flint Ethanol	Underwood, ND	Corn		50
Bonanza Energy, LLC	Garden City, KS	Corn/milo		55
Broin Enterprises, Inc.*	Scotland, SD	Corn	11
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
CassCo Amaizing Energy, LLC	Atlantic, IA	Corn		110
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5

Dexter Ethanol, LLC	Dexter, IA	Corn		100
E Energy Adams, LLC	Adams, NE	Corn		50
E3 Biofuels	Mead, NE	Corn		24
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn		40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn		55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Horizon Ethanol, LLC	Jewell, IA	Corn	60

Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC*	Meckling, SD	Corn		60
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50

Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
	Burley, ID	Corn		50
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Ceder Rapids, IA	Corn		45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
Prairie Ethanol, LLC	Loomis, SD	Corn	60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC *	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	40

Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tama Ethanol, LLC	Tama, IA	Corn		100
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn		52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	250	250
	Woodbury, MI	Corn
	Hankinson, ND	Corn
	Ord, NE	Corn
	Central City , NE	Corn
	Dyersville, IA	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Welcome, MN	Corn
	Hartely, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western New York Energy, LLC	Shelby, NY	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100

Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40
Total Current Capacity at 113 ethanol biorefineries			5,583.4
Total Under Construction (78)/Expansions (7)				6,243.5
Total Capacity			11,826.9

* locally-owned

Updated: February 12, 2007
Renewable Fuels Association

* farmer-owned

 Ethanol production is also expanding internationally.  Brazil has long been the world’s largest producer and exporter of ethanol, though since 2005, United States ethanol production slightly exceeded Brazilian production. Ethanol is produced more cheaply in Brazil than in the United States because of the use of sugarcane, a less expensive raw material alternative to corn.  Because of various tariffs on the importation of ethanol into the United States, the price of ethanol produced in the United States is currently more competitive than ethanol imported from Brazil.  In the event that these tariffs are reduced or eliminated, which are scheduled to expire in December 2008, the price of ethanol produced in the United States may become less competitive, which could adversely impact the ability to sell ethanol.

The Caribbean Basin Initiative allows for ethanol produced in participating Caribbean Basin countries to be imported into the United States duty free. Ethanol producers, like Cargill, have expressed an interest in building ethanol plants in these countries, such as El Salvador.  The Caribbean Basin Initiative caps the amount of duty free ethanol imported into the United States at 7% of the total United States’ production from the previous year.   As total production in the United States grows, the amount of ethanol produced from the Caribbean area and sold in the United States will also grow accordingly, which could impact the ability to sell ethanol.

Finally, alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive, but significantly exceed those used today in the dry mill process.   Furthermore, the Department of Energy has recently announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol.  Several large companies, including Broin and Associates, Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland, have all indicated that they are interested in research and development in this area.  In addition, Voyager Ethanol of Emmetsburg, Iowa, has stated plans to convert or expand their plant to a cellulose-based ethanol facility after 2007.

Federal and State Government Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives.  Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

The Renewable Fuels Standard

The most recent ethanol supports are contained in the Energy Policy Act of 2005. This law became effective on August 8, 2005 and is expected to impact favorably the ethanol industry by enhancing both the production and use of ethanol. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a Renewable Fuels Standard, known as the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. RFS applies to refineries, blenders, distributors and importers, allowing these entities to use renewable fuel blends in those areas where it is most cost effective. The RFS requires that 4.7 billion gallons be sold or dispensed in 2007, increasing to 7.5 billion gallons by 2012.

The Clean Air Act and Oxygenated Gasoline Program

Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Oxygenated Gasoline Program, which became effective November 1, 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995 and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates to the gasoline. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol. MTBE has been linked to groundwater contamination and has been banned from use in many states. Although the Energy Policy Act did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol rather than MTBE. Prior to the passage of the Energy Policy Act , the reformulated gasoline program included a requirement that reformulated gasoline contain 2% oxygenate, but the Energy Policy Act repealed this requirement.

The Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy. In October 2004, President Bush signed a law that contained the Volumetric Ethanol Excise Tax Credit, known as VEETC, and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption was eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. In place of the exemption, the law created a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended at 10%. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend) and E20 (a 20% ethanol fuel blend) in Minnesota. The VEETC is scheduled to expire on December 31, 2010.

Small Ethanol Producer Tax Credit

The Energy Policy Act expanded who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. Upon completion of the plant’s expansion, our annual production will exceed production limits of 60 million gallons per year which will make us ineligible for the credit.

Clean-Fuel Vehicle Refueling Equipment Tax Credit

In addition, the Energy Policy Act creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service following December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, it is expected to help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Imported Ethanol Tariffs and Quotas

Currently, there is a $0.54 per gallon tariff on imported ethanol, which is scheduled to expire in 2008.  Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7.0% of United States ethanol production per year into the United States, with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit.  Ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.

State Legislation Banning or Limiting MTBE Use

As of February 2007, 25 states including California and New York, have banned or significantly limited the use of MTBE due to environmental and public health concerns. Ethanol has served as a replacement for much of the discontinued volumes of MTBE and is expected to continue to replace future volumes of MTBE that are removed from the fuel supply.

South Dakota

In South Dakota, the state provides an incentive production payment to ethanol producers operating in South Dakota.  The production incentive consists of a direct payment to South Dakota ethanol producers of up to $0.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (a maximum of $83,333 per month in 2006) and a maximum of $10 million over the life of a plant.  The program, however, caps the payments that can be distributed to all plants based in South Dakota in a program year to no more than $7 million in payments in 2007 (program year ending June 30, 2007), and every year thereafter. The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all the plants in South Dakota.  As more plants commence production, or existing plants increase production, each plant may receive a lower proportionate share of the maximum payment under the program. Due to an increase in claims made for payment from new and existing plants during the 2006 program year, the funds were depleted in full midway through the 2006 program year.  Based on the number of new plants and currently expanding plants, we believe the funds under the program will be again depleted before the end of the 2007 program year.

The ethanol industry and our business depend upon continuation of the federal and state ethanol supports discussed above. These government incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the government incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly to sell ethanol.

Environmental Regulation and Costs

We are subject to extensive environmental regulation at the federal and state levels. The federal environmental regulations with which we must comply are promulgated by the United States Environmental Protection Agency (EPA) pursuant to the federal Clean Air Act. The state environmental regulations with which we must comply are promulgated by the South Dakota Department of Environment and Natural Resources (DENR). The EPA and the DENR regulate the air quality at the plant, in particular the emissions into the air. The DENR also regulates water collection and discharge. In addition to its own enforcement authority under this law, the EPA has delegated permitting and enforcement authority to the DENR. Our plant requires the following permits from these and other agencies:

•    We have a Title Five Operating Permit from the DENR. The Title Five Operating Permit serves as the air quality and operation permit for the plant. We must conduct ongoing emissions testing to verify compliance with the Title Five Operating Permit.

•    We have an Alcohol and Tobacco Tax and Trade Bureau Permit from the Department of Treasury, which is required because of the alcohol content of ethanol. The permit is required to be renewed annually.

•    We have a Surface Water Discharge Permit from the DENR. The Surface Water Discharge Permit regulates any storm water discharges associated with industrial activity. The permit requires us to provide the DENR with ongoing compliance reports. This permit is due for renewal in 2008.

•    We have a Storm Water Discharge Permit from the DENR. The Storm Water Discharge Permit regulates any surface water from rain or other precipitation, which we collect and store in a storm water pond adjacent to the plant. This permit is due for renewal in 2008.

While we are currently in compliance with applicable environmental laws, regulations and permits, we will need to continue to comply with all permits and regulatory requirements. To accomplish this, we maintain an on-going program to ensure compliance with these requirements. Maintaining compliance may require us to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material and costly. Approximately $8 million in capital expenditures is expected to be made on environmental control or other related equipment in the next 18 months, most of which will relate to expansion of the plant

Finally, federal and state government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, the plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Management and Employees

Broin Management, LLC, a division of the Broin Companies, LLC, manages the day-to-day operations of the plant. We pay Broin Management a fixed annual fee and an incentive bonus based on our annual net income. We also pay certain expenses incurred with respect to operation of the plant while other expenses, including but not limited to, the provisions of a full time plant manager and technical manager, are paid by Broin Management.  Broin Management employs Mr. Rick Serie as the plant’s general manager. Mr. Serie oversees and is responsible for the operation and production on a day-to-day basis. Mr. Serie also serves as our designated Chief Executive Officer and Chief Financial Officer for reporting purposes.

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

Item 1A. Risk Factors.

Risk Related to Operations

Our financial condition is dependent on corn prices and market prices for ethanol and distillers dried grains, and our financial condition and results of operation are directly affected by changes in these market prices. Our results of operations and financial condition are significantly affected by the cost and supply of corn and by the selling price for ethanol and distillers grains. Changes in the price and supply of commodities are subject to and determined by market forces over which we have no control including supply and demand, government programs and policies, weather, availability and price of competing products, and other factors.

Our business is highly sensitive to corn prices, and we generally cannot pass on increases in corn prices to our customers. Corn is the principal raw material we use to produce ethanol and distillers grains. Because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customers, and, accordingly, rising corn prices tend to produce lower profit margins. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions (especially droughts) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. For example, over the ten-year period from 1996 through 2006, corn prices (based on Chicago Board of Trade, or CBOT, daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.44 per bushel during this period. On December 31, 2006, the CBOT price of corn was $3.90 per bushel.  In addition, increasing domestic ethanol capacity could boost demand for corn and result in increased corn prices. We may also have difficulty from time to time in purchasing corn on economical terms due to supply shortages. Any supply shortage could require us to suspend operations until corn became available at economical terms. Suspension of operations could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in the selling price and production cost of gasoline may reduce our profit margins. Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline.  Future results of operations and financial condition may be materially adversely affected if gasoline demand or price decreases.

The price of distillers grains is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers grains.  Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grain. As a result, we may experience lower revenue and income.

Our business is subject to seasonal fluctuations. Our operating results are influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. In recent years, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, our ethanol prices are substantially correlated with the price of unleaded gasoline. As a result, because the price of unleaded gasoline tends to rise during the summer, the price of ethanol generally does the same.

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

We are heavily dependent upon the Broin Companies, LLC. We have several agreements in place with the companies owned and controlled by the Broin Companies, including those related to the purchase or marketing of ethanol and distillers grains, management of the plant, construction of the plant’s expansion, research and technology, and information technology. If any of the agreements were to terminate, we might not be able to secure suitable and timely replacements for those services at a reasonable cost or at all, which would materially harm our business.

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

We have restrictive loan covenants with our lender.    Our loan agreement with AgCountry Farm Credit Services obligates us to maintain certain amounts of working capital, capital expenditure and cash distribution to member limitations, and fixed coverage ratios. The failure to comply with the various loan covenants may result in penalties, restrict our activities or result in a default which may have an adverse effect on our liquidity.

Risks Related to Industry

As more ethanol plants are built, ethanol production will increase and, if demand does not sufficiently increase, the price of ethanol and distillers grains may decrease. According to the RFA, domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 5.58 billion gallons per year in February 2007. In addition, there is a significant amount of capacity being added to the ethanol industry. As of February 2007 approximately 6.2 billion gallons per year of production capacity, is currently under construction at new and existing facilities. This capacity is being added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. If the ethanol industry has excess capacity, it could have a material adverse effect on our business, results of operations and financial condition. Excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply.  In addition, because ethanol production produces distillers grains as a co-product, increased ethanol production will lead to increased supplies of distillers grains. An increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers grain production. A decline in the price of distillers grain or the distillers grain market generally could have a material adverse effect on our business, results of operations and financial condition.

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

Competition with an ethanol plant located near our plant could adversely impact our operations. An ethanol plant, with a name-plate production capacity of up to 100 million gallons annually, is currently under construction approximately 15 miles from our plant with a scheduled completion date in the spring of 2008. This plant will be the second plant to be built and operate in Turner County, South Dakota, including our plant. The concentration of two plants in Turner County could reduce our ability to obtain corn from the local area and at commercially reasonable prices, particularly in the event of a poor harvest season due to drought or other factors.  Any increase in the price of corn will likely have an adverse effect on our financial condition and results of operations.

The effect of the Renewable Fuels Standard, or RFS, in the Energy Policy Act of 2005 on the ethanol industry is uncertain.  The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The Energy Policy Act, however, eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum-especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

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

Ethanol Plant Expansion Risks

We may need to increase cost estimates for construction of the plant’s expansion, and such increase could reduce our revenue stream and make the expansion unprofitable.  Broin and Associates agreed to expand the plant based on a fixed contract price, according to the plans and specifications in a design-build agreement.  We have based our capital needs on a design for the plant expansion that will cost approximately $80 million.  There is no assurance that the final cost of the expansion will not be higher, nor is there assurance that there will not be design changes or cost overruns associated with the expansion of the plant. In addition, shortages of steel could affect the final cost and final completion date of the project.  Any significant increase in the estimated construction cost of the expansion may make the expansion too expensive to complete or unprofitable to operate because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Construction delays could increase our costs.  We anticipate construction of the expansion will be commenced in the spring 2007 and completed in the summer of 2008; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. If it takes longer to construct the expansion than we anticipate, it may substantially increase our costs, which could have a material adverse effect on our results of operations and financial condition.

Delays and defects in construction relating to the plant’s expansion could impair the plant’s ability to operate.  Under the terms of the design-build agreement with Broin and Associates, Inc., Broin and Associates warrants that the material and equipment furnished for the plant expansion will be new, of good quality, and free from defects in material or workmanship.  Although Broin and Associates will, for a period of one year after substantial completion of the plant’s expansion, correct all defects in material or workmanship at no additional expense to us, any defects in material or workmanship may interrupt or hinder the operation of the plant.  These defects may have a material adverse impact on our financial condition.

Government, Regulatory and Tax Risks

Government regulation could increase costs and reduce profitability.  The operation of an ethanol plant is subject to ongoing compliance with applicable federal and state governmental regulations, such as those governing emission control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost us significantly more to comply with them. Further, other regulations may arise in future years regarding the operation of the ethanol plant, including the possibility of additional permits and licenses. We might have difficulty obtaining any such additional permits or licenses, and they could involve significant unanticipated costs. We are subject to all of these regulations without regard to whether the operation of the ethanol plant is profitable.

Tariffs effectively limit imported ethanol into the United States, and their reduction or elimination could undermine the ethanol industry in the United States. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of United States ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the United States, the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.  We do not know the extent to which the volume of imports would increase or the effect on United States prices for ethanol is enacted or if the tariff is not renewed beyond its current expiration date in December 2008. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business, results of operations and financial condition.

Federal and state laws, regulations and tax incentives concerning ethanol could expire or change, which could harm our business.  As described in more detail above, ethanol sales have been favorably affected by a variety of federal laws and supports.  The Clean Air Act Amendments of 1990 helped spur demand for ethanol by requiring the use of oxygenated motor fuels. The Energy Policy Act of 2005 mandates the use of ethanol in motor vehicles through 2012.  The Volumetric Ethanol Excise Tax Credit offers to blenders a volumetric ethanol excise tax credit of $0.51 cents per gallon of any ethanol blend.  The South Dakota program provides incentives to ethanol producers to produce ethanol.  The modification or elimination of any of the federal and states laws and programs, among others, could have a material adverse impact on us.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Member Units and Related Member Matters and Issuer Purchases of Equity Securities.

As of March 1, 2007, we had 505 Class A members, 1 Class B member, and 162 Class C members, representing a total of 552 members.

Trading Activity

Our capital units are not traded on an established public trading market such as a stock exchange or The NASDAQ Stock Markets. Capital units may only be transferred in accordance with our Operating Agreement and Capital Units Transfer System. Our Capital Units Transfer System is designed to preserve the single-level tax status as a limited liability company. Internal Revenue Service regulations impose significant trading restrictions on our capital units if we want to maintain this status. The Capital Units Transfer System provides for transfers by gift to family members, upon death, and through a “qualified matching service,” subject to our board of managers’ final approval. Since January 1, 2005, our qualified matching service has been operated through Alerus Securities Corporation, a registered broker-dealer operating a registered Alternative Trading System with the SEC.

The following table contains historical information by trimester for sales of our Class A capital units through our qualified matching service since January 1, 2005.

	Low	High	Average	Units
Trimester	Price	Price	Price	Traded
January - April 2005	$12,500	$12,500	$12,500	$2
May - August 2005	$ None	$ None	$ None	$ None
September - December 2005	$15,000	$15,000	$15,000	$2
January - April 2006	$19,250	$21,000	$19,854	$14
May - August 2006	$22,500	$27,500	$25,000	$7
September - December 2006	$29,000	$29,750	$29,250	$3

There were no issuer purchases of equity securities during the fourth quarter ended December 31, 2005.

Distributions

In 2005, we distributed to our members approximately $10.1 million in total cash distributions, or $2,700 per capital unit.

In 2006, we distributed to our members approximately $14 million in total cash distributions, or $3,750 per capital unit.

On January 19, 2007, we distributed to our members approximately $3.74 million in cash distributions, or $1,000 per capital unit.

Under the terms of our Fourth Amended and Restated Operating Agreement, dated February 17, 2005, we are required to make a distribution to our members of at least 20% of the net cash from operations, as long as net cash from operations is in excess of $500,000 for that year, or our board of managers determines otherwise. However, we are prohibited from making any distributions that would violate or cause us to default under any of the terms of our credit facilities or debt instrument. Under our loan agreement with our lender, AgCountry Farm Credit Services, we are prohibited from making distributions to members in any rolling 12 month period that exceed 75% of our net income unless certain conditions apply. For further details of this loan agreement, please see “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtedness.” In addition, our distributions are required to be issued to members of record as of the last day of the trimester immediately prior to the trimester in which the distribution was declared by our board of managers.

It is uncertain whether we will make similar distributions in 2007 as in 2006. Our ability to issue similar distributions is substantially dependent upon our profitability, the discretion of our board of managers subject to the provisions of our Operating Agreement, and the approval of our lender.

Item 6. Selected Financial Data

The following table sets forth selected financial data of Great Plains Ethanol, LLC for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

	2006	2005	2004	2003 (1)
Statement of Operations Data:
Revenue	$123,391,901	$84,645,519	88,920,352	52,354,635
Cost of Revenues	$68,675,968	$65,434,525	71,588,411	42,833,701
Gross Profit	$54,715,933	$19,210,994	17,331,941	9,520,934
General and Administrative Expense	$6,044,239	$3,530,388	2,759,696	2,194,496
Income from Operations	$48,671,694	$15,680,606	14,572,245	7,326,438
Interest Expense	$(1,909,752)	$(1,404,660)	(1,176,009)	(1,177,471)
Other Income	$399,886	$54,450	342,379	24,279
Net Income	$47,161,828	$14,330,397	13,738,615	6,173,246

Capital Units Outstanding	3,742	3,742	3,742	3,742
Net Income per Capital Unit	$12,603	$3,830	3,671	1,650
Cash Distributions declared per Capital Unit	$4,000	$2,850	1,936	1,000

Balance Sheet Data:
Working Capital	$29,898,507	$4,732,343	2,088,786	3,669,394
Net Property, Plant & Equipment	$51,788,029	$47,105,398	44,265,244	45,425,534
Total Assets	$97,449,445	$63,368,068	56,047,104	60,655,872
Long-Term Debt Obligations	$19,229,863	$21,627,548	19,831,903	29,099,564
Members Equity	$62,682,453	$30,488,625	26,822,928	20,329,536
Book Value per Capital Unit	$16,751	$8,148	7,168	5,433

(1) We commenced operations on March 20, 2003. Therefore, our financial data only represents nine months of operations

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

Overview and Executive Summary

We are engaged in the production of fuel-grade ethanol and distillers grains. We obtain corn for processing into ethanol and distiller grains from the local corn market, our members and local corn producers. After processing the corn into ethanol and distillers grains, the ethanol is sold to Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States. Distillers grains are sold through Dakota Gold Marketing, Inc. which markets and sells the product to livestock feeders.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of revenue and income. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline and the petroleum markets, weather, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of corn, soybean meal and other protein-based feed products. Our two largest costs of production are corn and natural gas. The cost of natural gas and corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

We generated record profits in 2006. Our net income for 2006 was $47.1 million compared to $14.3 million in 2005.  The primary driving force was an increase in ethanol revenues, as revenues rose significantly because of a 45.9% increase in ethanol prices. Ethanol prices rose during the first three quarters as a result of increased demand from refineries and increases in price of unleaded gasoline. Demand was spurred by refineries accelerating their phase out of MTBE in the refinery process, switching to ethanol in its place. Ethanol prices did pull back significantly, however, during the fourth quarter due to a reduction in the price of unleaded gasoline.

Our prospects in 2007 are not as positive as 2006, as significant challenges will be faced.  Our first challenge is dealing with the potential of excess supply. Nationally, 77 plants are under construction and seven existing plants are undergoing expansion, which is expected to create over three billion gallons of new ethanol production. Further increases in supply are expected from the import of ethanol from countries like Brazil. Unless new markets for ethanol open up to absorb these gallons, we anticipate that there will be downward pressure on ethanol prices.

Less certain is the effect of new production of ethanol on distillers grain prices. New production of ethanol will definitely translate to an increase in production of distillers grains. Like ethanol, unless new markets for distillers grains open up, such as in the hog and poultry industries, or the price of distillers grains does not move correspondingly with a rise in corn prices, there could be downward pressure on distillers grains’ prices and therefore our revenues. We will depend even more on our marketer to locate these new markets, which could include further emphasis on developing markets internationally.

Another challenge is dealing with the potential of rising corn costs, which would translate to a higher cost of revenues. Since the fourth quarter of 2006, corn supplies have tightened nationwide due to a poor corn harvest worldwide and increase in demand from the ethanol industry. This resulted in the price of corn reaching close to $4.00 in January 2007, a record high since 1996. While we currently have a price protection program in place against rising corn prices through May 2007, which should mitigate against this risk in part, we will be subject again to the risk of the market and decreased margins after this period. A potential offset to rising corn costs could be a continuation potentially of low and stable natural gas prices. Natural gas prices are expected to remain at their comparatively low levels through the summer of 2007 due to adequate storage supplies and a relatively mild winter thus far.

To protect against these risks, we plan to continue to be proactive in improving on our plant efficiencies in order to reduce costs and increase margins. In August 2005, we completed the incorporation of new technology into the production process called BPX™, which has resulted in a decrease in energy costs. Also, we are planning this spring to commence expansion of our plant from 45 million gallons to 100 million gallons of capacity annually, which is expected to capture further efficiencies through economies of scale.  Another contemplated option may be to increase our cash reserves in lieu of making distributions in part to members. Thus, smaller distributions to our members in 2007 than 2006 could result. In short, we believe that we are positioned well to deal with the challenges presented in 2007, the reassessment of which will be made at the end of the year.

Results of Operations

Comparison of years ended December 31, 2006 and December 31, 2005.

	Year Ended December 31, 2006		Year Ended December 31, 2005
		%		%
		of		Of
	$	Revenue	$	Revenue
Revenue:
Ethanol	108,568,020	88.0	70,551,148	83.3
Distillers Grains	14,034,220	11.4	13,345,911	15.8
Incentive	789,662	0.6	748,460	0.9
Total	123,391,902	100	84,645,519	100

Cost of Revenue	68,675,968	55.7	65,434,525	77.3

General and Administrative Expense	6,044,239	4.9	3,530,388	4.2

Other Operating Income (Expense)	(1,509,866)	(1.2)	(1,350,209)	(1.6)

Net Income	47,161,828	38.2	14,330,397	16.9

Revenues-Our revenues increased $38.7 million, or 45.8%, to $123.3 million for the year ended December 31, 2006 from $84.6 million for the year ended December 31, 2005.  The increase in revenue was primarily the result of an increase in ethanol sales.

Revenue from the sale of ethanol increased approximately $38 million, or 53.9%, to $108.5 million for the year ended December 31, 2006, from $70.5 million for the year ended December 31, 2005.  The increase ethanol revenue was due to a 45.9% increase in ethanol prices along with a 7.0% increase in sales volume.  Ethanol prices increased between periods as a result of an increase in demand for ethanol from refineries during 2006.  During the first three quarters of 2006, refineries demanded more ethanol in the oxygenated blending process as they phased out MTBE as an additive.

Since the fourth quarter, however, the price of ethanol has decreased. The price has decreased primarily due to a decrease in the price of unleaded gasoline and an increase in ethanol supply resulting from new production and the importation of ethanol.  As new ethanol plants come on line, ethanol prices are expected to continue to be impacted adversely unless new markets open up for ethanol which is uncertain at this time.

Revenue from the sale of distillers grains increased $688,000, or 5.16%, to $14 million for the year ended December 31, 2006, from $13.3 million for the year ended December 31, 2005.  Although there was a 9.8% decrease in the average price per ton of dry distillers grains products, and a 4.3% decrease in dry tons sold, revenue increased due an increase in sales of our premium dry distillers grains product, Dakota Gold™.

Revenue from federal and state governmental incentive programs remained relatively constant with a slight increase of 5.5%. Incentive revenue consists of income earned from federal and state governments in connection with our ethanol production. A decrease in federal incentive revenue under the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program after the program ended on June 30, 2006, was offset by 10.7% increase in state incentive revenue under the State of South Dakota program.

Cost of Revenues-Cost of revenues, which includes production expenses, increased $3.1 million, or 4.73%, to $68.6 million for the year ended December 31, 2006 from $65.5 million for the year ended December 31, 2005.  The increase in cost of revenues was primarily attributed to an increase in costs for denaturant, processing, chemicals and freight, offset by a decrease in natural gas costs. Corn costs remained relatively constant between periods, increasingly only slightly.

Denaturant costs increased $1.25 million, or 42.9%, from December 31, 2005 to the year ended December 31, 2006 as a result of increased production and an increase in general usage.  Similarly, processing chemicals increased $1.28 million, or 33.9%, from 2005 to 2006 due to an increase in production and conversion to BPX™.  In addition, freight costs for distillers grains increased 25.7% from 2005 to 2006 due to an increase in surcharge and expenses imposed by the Burlington Northern Santa Railroad. In contrast, corn costs, including costs from hedging activities, increased just $288,000, or less than 1%, from the year ended December 31, 2005 to the year ended December 31, 2006.  Corn costs remained constant despite an average increase of 10% in the market price of corn between periods as the price increase was offset by gains resulting from favorable corn hedging strategies.

Natural gas costs, including costs from natural gas hedging, decreased $622,000, or 4.2%, from the year ended December 31, 2005 to the year ended December 31, 2006 due to a decrease in cost per unit of natural gas.  The decrease in the cost per unit was attributed to a decrease in the price of crude oil after a five-year average high, most of which was due to the recovery following the overly active hurricane season in 2005.

General and Administrative Expenses-General and administrative expenses increased $2.5 million, or 71.2%, to $6.0 million for the year ended December 31, 2006 from $3.5 million for the year ended December 31, 2005.  The increase was primarily due to costs directly attributed to increases in sales and net income such as management incentive fees.

Interest Expense-Interest expense increased $505,000, or 35.9%, to $1.9 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005.  The increase was due to additional debt acquired in the third quarter of 2005 to finance our BPX™ project and a 17.9% increase in variable rates.

Net Income-Net income increased $32.8 million, or 229%, to $47.1 million for the year ended December 31, 2006 from $14.3 million for the year ended December 31, 2005.  This change was caused primarily by, as discussed above, and increase in ethanol revenue.

Comparison of years ended December 31, 2005 and December 31, 2004.

	Year Ended December 31, 2005		Year Ended December 31, 2004
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue:
Ethanol	70,551,148	57.2	69,464,217	82.1
Distillers Grains	13,345,911	10.8	13,896,018	16.4
Incentive	748,460	0.6	5,560,117	6.6
Total	84,645,519	69	88,920,352	105

Cost of Revenue	65,434,525	53.0	71,588,411	84.6

General and Administrative Expense	3,530,388	2.9	2,759,696	3.3

Other Operating Income (Expense)	(1,350,209)	(1.1)	(833,630)	(1.0)

Net Income	14,330,397	11.6	13,738,615	16.2

Revenues-Our revenues decreased $4.2 million, or 4.8%, to $84.6 million for the year ended December 31, 2005 from $88.9 million for the year ended December 31, 2004.  The decrease was primarily related to a reduction of incentive revenue received under the federal Bioenergy Program.

Revenue from the sale of ethanol increased approximately $1.1 million, or 1.54%, to $70.5 million for the year ended December 31, 2005, from $69.4 million for the year ended December 31, 2004.  The increase in ethanol revenue was the result of a modest increase in ethanol prices per gallon, along with a 1% increase in sales volume.

Revenue from the sale of distiller grains decreased $550,000, or 4%, to $13.35 million for the year ended December 31, 2005, from $13.9 million for the year ended December 31, 2004.  The decrease was due to a 17.6% decrease in price per ton, offset by a 4.5% increase in sales volume. Prices decreased because of a decrease in the price of protein-based feed products such as soybean meal, while sales volume rose following an increase in production.

Revenue from federal and state governmental incentive programs decreased $4.8 million dollars, or 86.5%, to $748,000 for the year ended December 31, 2005, from $5.6 million for the year ended December, 31 2004.  For the year ended December 31, 2005, we recorded incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program of approximately $46,000, compared to $4.9 million for the year ended December 31, 2004.  The decrease was directly related to how the payments were structured under this program prior to the program’s termination in 2006, as payments were based on an increase of ethanol produced compared to the prior year’s production for that same period. The plant’s production in 2005, however, was comparable to production in 2004 which led to the decrease.

The decrease in revenue from the Bioenergy Program, however, was slightly offset by an increase in incentive revenue from the State of South Dakota. For the year ended December 31, 2005, we recorded approximately $702,000 in incentive revenue from the state, compared to $667,000 for the year ended December 31, 2004.  The increase in revenue was related to an increase in funds allocated to this program by the state in 2005.

Cost of Revenues-Our cost of revenues, which includes production expenses, decreased $6.15 million, or 8.6%, to $65.4 million for the year ended December 31, 2005, from $71.5 million for the year ended December 31, 2004.  The decrease in cost of revenues was primarily due to a 30.6% decrease in cost of corn, offset by increases in natural gas costs, shipping costs and ingredient costs.

The decrease in the cost of corn between periods was primarily due to a 26.5% decrease in the market price of corn between periods and the impact and effect of our hedging strategies. The decrease in price between periods was due largely to a large carryout and a plentiful corn harvest in 2005. In addition, the use and effect of our hedging instruments relative to the market price of corn between periods decreased costs.

Gains and losses that result from a change in value are recognized in cost of revenues as the changes occur. Gains are recognized as a decrease in cost of revenues while losses are recognized as an increase in cost of revenues.   For the year ended December 31, 2004, our cost of revenues included losses of $3.6 million from the use and effects of corn hedging instruments.  These losses were caused by the significant price fluctuations of corn in 2004 and the effect on the value of the hedging instruments at the time.  At the end of 2003, we increased our use of hedging instruments and positions for 2004 to protect against the market price forecasts for corn, which predicted higher prices because of low world carryout prior to the growing season, decreased production, and drought.  As the year progressed, however, and it became apparent that corn production would be much higher than expected, the original market forecasts proved incorrect and the market price of corn actually declined.  When the market price declined, the value of our corn hedging instruments fell which led to $3.6 million loss and a corresponding increase in our cost of corn and cost of revenues.

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

The decrease in the cost of corn between 2004 and 2005 was offset by increases in natural gas costs, ingredient costs and shipping costs.  Natural gas costs increased by approximately 36.5% between periods due largely to a decrease in natural gas production nationwide. Production decreased because of an overly active hurricane season and an increase in demand. General ingredient costs for the production process increased by approximately 26.7% between periods due to a change in the production process from the incorporation of BPX™.  Finally, shipping costs for ethanol and distillers grains increased by 34.2% between periods because of an increase in freight charges imposed by the Burlington-Northern Santa Fe railroad system

General and Administrative Expenses-General and administration expenses increased $770,692, or 27.9%, to $3.5 million for the year ended December 31, 2005 from $2.7 million for the year ended December 31, 2004.  The substantial majority of the increase was due to a write off of previously capitalized loan costs incurred with the original debt, new licensing fees paid to Broin and Associates under a new technology licensing agreement, and incentive fees paid to Broin Management for managing the plant.

Interest Expense-Interest expense increased $228,651, or 19.4%, to $1.4 million for the year ended December 31, 2005, from $1.1 million for the year ended December 31, 2004. The increase was primarily due to rising interest rates on our variable-rate debt instruments, as rates increased 42.8% from the year ended December 31, 2005 to the year ended December 31, 2004.

Net Income- Net income increased $591,782, or 4.3%, to $14.3 million for the year ended December 31, 2005 from $13.7 million for the year ended December 31, 2004.  The increase in net income was primarily attributed to, as discussed above, a decrease in cost of revenues, offset by a decrease in total revenue.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million revolving credit facility which is discussed below under Indebtedness. Net working capital as of December 31, 2006 was $29.8 million compared to $4.7 million as of December 31, 2005.

The following table shows the cash flows between the year ended December 31, 2006 and the year ended December 31, 2005:

	Year Ended December 31
	2006	2005
Net cash from operating activities	$36,699,052	$17,798,541
Net cash (used for) investing activities	$(7,791,587)	$(5,537,766)
Net cash (used for) financing activities	$(14,134,388)	$(7,837,011)

Cash Flow From Operating Activities—Operating activities provided $36.6 million for the year ended December 31, 2006 compared to $17.7 million for the year ended December 31, 2005.  This increase was primarily driven by an increase in net income and accounts payable during the same period, offset by an increase in receivables, inventory, and investment in commodities contracts.

Cash Flow From Investing Activities—Investing activities used $7.7 million for the twelve months ended December 31, 2006 compared to $5.5 million for the twelve months ended December 31, 2005.  Cash used for investing activities for the year ended December 31, 2006 consisted of general capital improvements relating to expansion, while the cash used for investing activities for the year ended December 31, 2005 consisted of equipment purchased for the construction and implementation of BPX™.

We anticipate that at least $100 million in capital expenditures will be made in 2007.  A majority of these capital expenditures will directly relate to the plant’s expansion. However, expenditures may also relate to other projects, including the potential construction of a solid waste boiler to be used for generating a new source of energy for the production process. If we proceed with the construction of the solid waste fuel boiler, we anticipate that the total cost of both projects will be approximately $108 million, of which $80 million and $28 million are expected to be financed with new debt and cash flows from operations, respectively. We are currently negotiating with our primary lender, AgCountry Farm Credit Services, to finance the debt portion of the projects, but it is uncertain on when an agreement will be reached. Until then, we anticipate that we will finance the projects through cash flows from operations. Because we will be retaining earnings to finance a portion of projects, distributions to our members, if any, will be limited until our financing and construction phase is completed.

Cash Flow From Financing Activities—Net cash used for financing activities was $14.1 million for the year ended December 31, 2006 compared to $7.8 million for the year ended December 31, 2005.  Net cash used was higher in 2006 compared to 2005 primarily because of advances in 2005 of $13.9 million in financing for corn and natural gas purchases.  In addition, cash distributions to our members increased $4 million for the year ended December 31, 2006 to the year ended December 31, 2005.

We believe that cash flows from operations and our revolving debt will be sufficient to meet our expected capital (except for expansion) and liquidity requirements for the foreseeable future.

The following table shows the cash flows between the year ended December 31, 2005 and the year ended December 31, 2004:

	Year Ended December 31
	2005	2004
Net cash from operating activities	$17,798,541	$15,211,601
Net cash (used for) investing activities	$(5,537,766)	$(1,534,189)
Net cash (used for) financing activities	$(7,837,011)	$(18,385,926)

Cash Flow From Operating Activities—Operating activities provided $17.80 million for the year ended December 31, 2005, compared to $15.21 million for the year ended December 31, 2004.  Cash flow from operating activities for the year ended December 31, 2005 was higher than for the same period in 2004 primarily due to increases in net income, accounts receivable and inventory, offset by a decrease in investments in commodity contracts.

Cash Flow From Investing Activities—Investing activities used $5.54 million for the year ended December 31, 2005, compared to $1.53 million for the year ended December 31, 2004.  Additional cash was used in 2005 to purchase equipment and make improvements to the plant, particularly for the BPX™ project.  In 2004, our investments were primarily related to purchasing new equipment for our distiller grains’ system that had been damaged by a fire in March 2004.

Cash Flow from Financing Activities—Net cash used for financing activities was $7.84 million for the year ended December 31, 2005, compared to $18.36 million for year ended December 31, 2004.  Net cash used was significantly lower in 2005 than in 2004 primarily due to the restructuring and refinancing of our debt in 2005.

Indebtedness

Our indebtedness is in the form of a $26.5 million note; a $5.0 million variable rate note; and a $8.0 million variable-rate revolving note, all issued to and held by AgCountry Farm Credit Services in connection with a Credit Agreement. We anticipate that our Credit Agreement with AgCountry will be amended upon reaching an agreement  to finance the substantial majority of the plant’s expansion and related improvements.

The $26.5 million note was converted on March 1, 2006 into two different segments and rates, a $16.5 million segment and a $10.0 million segment. The $10.0 million segment has a fixed interest rate of 8.55% until March 1, 2011, amortized over a period of 7.6 years, and is subject to penalty for any prepayment during the first year. The $16.5 million segment has a variable interest rate of LIBOR plus 3.0% (currently 7.96%), adjusted monthly. On June 1, 2006 and annually thereafter, the 3.0% margin is subject to change at the discretion of AgCountry but currently is at 2.64%. The $16.5 million segment is subject to an amortization of 7.6 years and prepayment is without penalty. The principal balance outstanding for both segments combined was $17.7 million as of December 31, 2006.

The $5.0 million variable rate note bears interest at LIBOR plus 3.0%. This note financed the construction and improvements relating to BPX™, which was completed in August 2005. The note requires quarterly payments of principal plus accrued interest until maturity on October 1, 2013. The principal balance outstanding was $4.2 million as of December 31, 2006.

The $8 million variable rate, revolving note was issued on July 12, 2005. The $8.0 million variable rate, revolving note bears interest equal to LIBOR plus 3.0%. The purpose of the $8.0 million revolver is to cover any of our short-term operating cash needs, permitting us to borrow in multiples of $100,000 on a revolving basis, the difference between the principal balance outstanding and $8.0 million. The note requires monthly payments of interest based on the average daily balance of the revolving loan during the related monthly period, subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, we are required to repay any principal balance outstanding that exceeds $4 million, after which and until maturity on October 1, 2013, the revolving feature permits us to borrow the difference between the principal balance outstanding and $4 million. As of December 31, 2006, there was no principal balance outstanding.

All loans and notes outstanding with AgCountry are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights set forth under our Credit Agreement. In addition to standard covenants and conditions in the Credit Agreement, we are subject to the following covenants and/or conditions: 1) fixed charge coverage ratio of not less than 1.15:1.00; 2) owner’s equity ratio of 44% on December 31, 2006, 46% on December 31, 2007, 48% on December 31, 2008, and 50% on December 31, 2009 through maturity; 3) capital expenditure limitation of $750,000 annually; 4) current ratio coverage of 1.2:1; 5) minimum working capital of $5 million including the unadvanced portion of the $8.0 million revolving note; and 6) cash distributions to members not to exceed 75% of net income unless members’ equity ratio exceeds 60% and working capital exceeds $6 million at which time distributions to members can be made up to 100% of net income. In event of default, AgCountry may terminate the Credit Agreement, as amended, and declare the entire amount immediately due and owing. Events of default generally include failure to make payments when due or violations of one or more of the covenants.  As of December 31, 2006 and the date of this filing, we are in compliance with all of our covenants and conditions under our Credit Agreement.

The following table summarizes our consolidated contractual obligations as of December 31, 2006:

		Payment Due by Period
		Less than	One to	Four to	After
		One	Three	Five	Five
	Total	Year	Years	Years	Years

Long-Term Debt Obligations (1)	$24,294,968	4,529,388	8,908,660	8,584,949	2,271,971

Purchase Obligations (2)	9,288,126	2,024,349	2,958,966	2,812,674	1,492,137

Total Contractual Cash Obligations	$33,583,094	6,553,737	11,867,626	11,397,623	3,764,108

		Amount of Commitment Expiration Per Period
		Less than	One to	Four to	After
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Standby Letter of Credit (3)	$780,000	780,000

Total Commercial Commitments	$780,000	780,000	—	—	—

(1) Long-term debt obligations reflect payment obligations arising under the amended Loan Agreement dated July 12, 2005 and includes payment of principal and interest under the amended terms.

(2)  Purchase obligations include our minimum obligation for natural gas usage, electricity usage, and agreements for management services, marketing, and risk management.

(3) On February 20, 2007, we renewed a standby letter of credit agreement with our natural gas distributor. The standby letter of credit is a form of security provided to our natural gas distributor in the event we do not use a minimum amount of natural gas. The distributor may draw on the letter of credit if we do not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement. If the natural gas distributor draws on the letter of credit, an equal amount must be drawn on the line of credit with Home Federal Bank, which then becomes a liability to us. The maturity date on the line of credit is March 1, 2008. As of December 31, 2006, there was no principal balance outstanding on the line of credit.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this Statement is not expected to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of a company’s balance sheets and statements of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  We expect that the adoption of SAB 108 will not have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and we expect that the adoption of FASB Interpretation No. 48 will not have a material impact on our financial statements.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the December 31, 2006 and 2005 balance sheets at their fair market value.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn, natural gas and distillers grains as of December 31, 2006 and December 31, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Adverse
		Change— Market
Year Ended	Fair Value	Risk
31-Dec-06	$20,221,981	$2,022,198
31-Dec-05	$4,962,096	$496,210

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, as of December 31, 2006, we had $8.7 million and $4.2 million in variable rate, long-term debt, the variable rate being 7.96% and 8.32%, respectively. We manage interest rate risk by monitoring the effects of market changes on the interest rates and converting portions of our variable-rate debt to fixed-rate debt whenever possible.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of Great Plains Ethanol, LLC located at page F-1 of this report, and financial statements for the year ended December 31, 2006 referenced therein, which are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report, has concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter of 2006.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Compliance with Section 16(a) of the Exchange Act

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated in this Form 10-K by reference from our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2007, a copy of which will be filed with the Commission no later than 120 days after December 31, 2006.

Code of Ethics

Information regarding a code of ethics is incorporated in this Form 10-K by reference to our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2007, a copy of which will be filed with the Commission no later than 120 days after December 31, 2006.

Directors

Information regarding our board of directors or managers is incorporated in this Form 10-K by reference from the definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2007, a copy of which will be filed with the Commission no later than 120 days after December 31, 2006.

Executive officers

Information required by this item regarding the business experience of our executive is incorporated in this Form 10-K by reference from the definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2007, a copy of which will be filed with the Commission no later than 120 days after December 31, 2006.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2007, a copy of which will be filed with the Commission no later than 120 days after December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2007, a copy of which will be filed with the Commission no later than 120 days after December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Directors Independence.

The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2007, a copy of which will be filed with the Commission no later than 120 days after December 31, 2006.

Item 14. Principal Accounting Fees and Services.

 The information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy/Information Statement for the Annual Meeting of Members to be held in 2007, a copy of which will be filed with the Commission no later than 120 days after December 31, 2006.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)  The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)          Financial Statements – Reference is made to the “Index to Financial Statements” of Great Plains Ethanol, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2006 included herein.

(2)          All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)          The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.

(b)  See Item 15(a)

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Date:	March 21, 2007	/s/ Rick A. Serie
Rick A. Serie, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 21, 2007	/s/ Rick A. Serie
Rick A. Serie
Chief Executive Officer and Chief Financial Officer

Date:	March 21, 2007	/s/ Jeff Fox
Jeff Fox, Manager

Date:	March 21, 2007	/s/ Dennis Hardy
Dennis Hardy, Manager

Date:	March 21, 2007	/s/ Darrin Ihnen
Darrin Ihnen, Manager

Date:	March 21, 2007	/s/ Mark Miller
Mark Miller, Manager

Date:	March 21, 2007	/s/ Dennis Schrag
Dennis Schrag, Manager

Date:	March 21, 2007	/s/ Steve Sinning
Steve Sinning, Manager

Date:	March 21, 2007	/s/ Fred Thurman
Fred Thurman, Manager

Date:	March 21, 2007	/s/ Dan Viet
Dan Viet, Manager

Date:	March 21, 2007	/s/ Larry Ward
Larry Ward, Manager

EXHIBIT INDEX

Exhibit #	Description	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization		Appendix A to registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001.
3.2	Amended and Restated Operating Agreement dated April 17, 2006		Exhibit 3.2 to the registrant’s Form 10-Q filed with the Commission on May 15, 2006.
4.1	Form of Class A Certificate		Exhibit 4.1 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
4.2	Form of Class B Certificate		Exhibit 4.2 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
4.3	Form of Class C Certificate		Exhibit 4.3 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
10.1	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated December 18, 2000		Exhibit 10.4 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
10.2	Water Purchase Agreement with Lincoln County Rural Water System, Inc., dated May 24, 2002		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2002.
10.3	Credit Agreement with Ag Country Farm Services Credit, FLCA, dated June 19, 2002		Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on June 20, 2002.
10.4	Promissory Note with Ag Country Farm Credit Services, dated June 20, 2002		Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on June 20, 2002.
10.5	Natural Gas Distribution Agreement, dated September 2, 2002		Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2002.
10.6	Natural Gas Supply Agreement		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2002
10.7	Natural Gas Interstate Pipeline Transportation Agreement, dated September 2, 2002		Exhibit 10.4 to the registrant’s From 10-QSB filed with the Commission on November 14, 2002.
10.8	Electric Service Agreement, dated September 25, 2002		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2002.
10.9	DDGS Marketing Contract with Broin Enterprises, Inc. d/b/a Dakota Commodities, dated January 7, 2003		Exhibit 10.21 to the registrant’s Form 10-KSB filed with the Commission on March 4, 2003.

10.10	Loan Agreement with Home Federal Bank, dated February 28, 2003		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2003.
10.11	Amended and Restated Letter of Credit, dated February 16, 2006		Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 31, 2006.
10.12	Promissory Note Modification Agreement, dated February 16, 2006		Exhibit 10.23 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2006.
10.13	Agreement to Compensate Guarantors, dated February 16, 2006		Exhibit 10.24 to the registrant’s Form 10-K filed with the Commission on March 31, 2006.
10.14	Technology and Patent Rights License Agreement with Broin and Associates dated April 5, 2005 *		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on May 16, 2005.
10.15	Design-Build Agreement with Broin and Associates dated April 5, 2005		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on May 16, 2005.
10.16	Amended and Restated Credit Agreement with Ag Country Farm Credit Services dated July 12, 2005		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 15, 2005.
10.17	Amended and Restated Mortgage Agreement with Ag Country Farm Credit Services dated July 12, 2005		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on August 15, 2005.
10.18	Amended and Restated Security Agreement with Ag Country Farm Credit Services dated July 12, 2005		Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on August 15, 2005.
10.19	Feasibility Agreement with Broin and Associates dated August 23, 2005		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on November 14, 2005.
10.20	Agreement between Owner and Design Builder dated August 28, 2006		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on November 14, 2006.
10.21	Amended and Restated Letter of Credit dated February 16, 2007	X
10.22	Promissory Note Modification Agreement, dated February 14, 2007.	X
10.23	Corn and Natural Gas Price Risk Management Agreement dated November 30, 2006	X
10.24	Second Amendment to Ethanol Marketing Service Agreement dated November 30, 2006	X
31	Rule 13a-14(a)/15d-14(a) Certifications	X
32	Section 1350 Certification	X

* The redacted portions to Exhibit 10.16 were filed separately with the Commission subject to a request for confidential treatment dated May 13, 2005.

GREAT PLAINS ETHANOL, LLC

(AUDITOR’S REPORT)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

Great Plains Ethanol, LLC

Chancellor, South Dakota

We have audited the accompanying balance sheets of Great Plains Ethanol, LLC as of December 31, 2006 and 2005, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Ethanol, LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended December 31, 2006, 2005, and 2004 in conformity with accounting principles generally accepted in the United States of America.

Sioux Falls, South Dakota

March 21, 2007

PEOPLE. PRINCIPLES. POSSIBILITIES.

www.eidebailly.com

200 E. 10th Street, Suite 500   PO Box 5125    Sioux Falls, South Dakota 57117-5125   Phone 605.339.1999
Fax 605.339.1306    EOE

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	December 31,	December 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$19,968,318	$5,195,242
Receivables
Ethanol - related party	6,367,014	4,267,374
Distillers grain	634,718	481,371
Incentives	166,667	190,871
Other	13,732	5,412
Inventory
Raw materials	10,971,003	915,711
Finished goods	3,221,355	2,420,626
Work in process	803,352	506,728
Parts inventory	860,300	984,618
Investment in commodities contracts	2,330,760	890,489
Prepaid expenses	98,418	125,794
Total current assets	45,435,637	15,984,238

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	43,415,286	43,156,148
Construction in process	7,532,027	262,122
	61,786,665	54,257,623
Less accumulated depreciation	(9,998,636)	(7,152,225)
Net property and equipment	51,788,029	47,105,398

OTHER ASSETS
Financing costs, net of amortization	40,151	47,002
Long term prepaid expenses	184,628	230,430
Other	1,000	1,000
	225,779	278,432

TOTAL ASSETS	$97,449,445	$63,368,068

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

LIABILITIES AND MEMBERS’ EQUITY

	December 31,	December 31,
	2006	2005
CURRENT LIABILITIES

Accounts payable - trade	$5,158,562	$4,312,952
Accounts payable to related party	842,988	558,154
Accrued distribution	3,742,000	2,806,500
Excess of outstanding checks over bank balance	2,506,864	—
Other accrued liabilities	503,684	580,190
Current portion of long-term debt	2,783,032	2,994,098

Total current liabilities	15,537,130	11,251,895

LONG-TERM DEBT	19,229,863	21,627,548

COMMITMENTS AND CONTINGENCIES (See Note 5)

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Additional paid-in capital	7,000	7,000
Retained earnings	43,965,453	11,771,625

Total members’ equity	62,682,453	30,488,625

TOTAL LIABILITIES & MEMBERS’ EQUITY	$97,449,445	$63,368,068

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Twelve	Twelve	Twelve
	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

REVENUES
Sales - related party	$108,568,020	$70,551,148	$69,464,217
Sales	14,034,220	13,345,911	13,896,018
Incentive revenue	789,662	748,460	5,560,117
Total revenues	123,391,901	84,645,519	88,920,352

COST OF REVENUES	68,675,968	65,434,525	71,588,411

GROSS PROFIT	54,715,933	19,210,994	17,331,941

OPERATING EXPENSES
General and administrative	6,044,239	3,530,388	2,759,696
Total operating expenses	6,044,239	3,530,388	2,759,696

INCOME FROM OPERATIONS	48,671,694	15,680,606	14,572,245

OTHER INCOME AND (EXPENSES)
Interest income	582,789	47,894	11,420
Interest expense	(1,909,752)	(1,404,660)	(1,176,009)
Other	(182,903)	6,556	330,959
Total other income and expenses	(1,509,866)	(1,350,210)	(833,630)

NET INCOME	$47,161,828	$14,330,397	$13,738,615

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$12,603	$3,830	$3,671

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Capital Units								Additional
	Class A		Class B		Class C		Class D		Paid In	Retained	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Earnings	Amount

Balance, December 31, 2003	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$1,612,536	$20,329,536

Net income	—	—	—	—	—	—	—	—	—	13,738,615	13,738,615

Distributions to members, $1,936 per unit	—	—	—	—	—	—	—	—	—	(7,245,223)	(7,245,223)

Balance, December 31, 2004	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$8,105,928	$26,822,928

Net income	—	—	—	—	—	—	—	—	—	14,330,397	14,330,397

Distributions to members, $2,850 per unit	—	—	—	—	—	—	—	—	—	(10,664,700)	(10,664,700)

Balance, December 31, 2005	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$11,771,625	$30,488,625

Net income	—	—	—	—	—	—	—	—	—	47,161,828	47,161,828

Distributions to members, $4,000 per unit	—	—	—	—	—	—	—	—	—	(14,968,000)	(14,968,000)

Balance, December 31, 2006	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$43,965,453	$62,682,453

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

OPERATING ACTIVITIES
Net income	$47,161,828	$14,330,397	$13,738,615
Changes to net income not affecting cash
Depreciation	2,919,811	2,724,371	2,525,266
Amortization	6,850	297,583	40,871
Gain/Loss on equipment disposals	189,146	—	(324,652)
Change in operating assets and liabilities
Receivables	(2,237,102)	(728,293)	1,254,479
Inventory	(11,028,327)	(324,436)	(1,683,656)
Investments in commodities contracts	(1,440,270)	647,629	(644,219)
Prepaid expenses	73,179	(90,468)	(208,637)
Accounts payable - trade	845,609	375,930	294,461
Accounts payable to related party	284,834	223,225	106,956
Accrued liabilities	(76,507)	342,603	112,117

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,699,052	17,798,541	15,211,601

INVESTING ACTIVITIES
Insurance proceeds on property damaged by fire	—	—	993,588
Purchase of property and equipment	(7,791,587)	(5,745,573)	(2,626,519)
Excise and sales taxes refunded on construction contract	—	207,807	98,742

NET CASH USED FOR INVESTING ACTIVITIES	(7,791,587)	(5,537,766)	(1,534,189)

FINANCING ACTIVITIES
Advances on notes payable	—	13,900,000	9,700,000
Principal payments on notes payable	(2,608,752)	(11,588,827)	(19,336,403)
Distributions paid to members, $3,750, $2,700, and $2,336 per unit	(14,032,500)	(10,103,400)	(8,742,023)
Increase in excess of outstanding checks over bank balance	2,506,864	—	—
Financing costs paid	—	(44,784)	(7,500)

NET CASH USED FOR FINANCING ACTIVITIES	(14,134,388)	(7,837,011)	(18,385,926)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,773,076	4,423,764	(4,708,514)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,195,242	771,478	5,479,992

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,968,318	$5,195,242	$771,478

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$1,909,752	1,404,660	1,176,009

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for construction costs	$—	—	158,964

Accrued Distributions Payable	$3,742,000	2,806,500	2,245,200

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  We have recorded an increase to cost of revenues of $5,434,603, a decrease to cost of revenues of $751,873, and an increase to cost of revenues of $3,941,781 related to our derivative contracts for the years ended December 31, 2006, 2005 and 2004, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns. Generally, ethanol is shipped FOB shipping point and related products are shipped FOB destination.  Interest income is recognized as earned.

(continued on next page)

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

(continued on next page)

GREAT PLAINS ETHANOL, LLC
NOTES TO FINANCIAL STATEMENTS

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

GREAT PLAINS ETHANOL, LLC
NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, differences in lives and methods used in the depreciation of property and equipment result in differences between the financial statement and tax basis of property and equipment.  Differences also exist on the tax treatments of the unrealized gains and losses for contracts and derivative instruments.

NOTE 3 -   LONG-TERM DEBT

The Company originally entered into a credit agreement with AgCountry Farm Credit Services on June 19, 2002.  Several amendments to the original credit agreement occurred throughout the past four years.  As of December 31, 2005 the Company had three different loans to our credit agreement.  The first loan is payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%.  The second loan (referred to Term Note #2) is a $5.0 million variable rate note payable in quarterly principal payments of $156,250 plus accrued interest until maturity on October 1, 2013.  The third loan is an $8.0 million variable rate, revolving note at LIBOR plus 3.0%.  This note requires monthly payments of interest based on the daily average balance, and is subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  On October 1, 2012, the Company must pay on this note any principal balance outstanding that exceeds $4 million.  As of December 31, 2006 no funds were advanced on this note.

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

On March 1, 2006, we and AgCountry entered into an Interest Rate Conversion Agreement to convert the existing $26.5 million variable rate, revolving note into two different segments and rates, a $16.5 million segment (referred to as Term Note #1) and a $10.0 million segment (referred to Term Note #3). Beginning on March 1, 2006, the $10.0 million segment is set at a fixed rate of 8.55% until March 1, 2011, plus is subject to an amortization of 7.6 years and a penalty for any prepayment during the first year. In contrast, the $16.5 million segment is set at a variable interest rate of LIBOR plus 2.64% (currently 7.96%), adjusted monthly, though beginning on June 1, 2006 and annually, the 2.64% margin is subject to change at the discretion of AgCountry. The $16.5 million segment is subject to an amortization of 7.6 years and prepayment is without penalty. Other

(continued on next page)

GREAT PLAINS ETHANOL, LLC
NOTES TO FINANCIAL STATEMENTS

than these new terms, the new segments are subject to the same terms of the second amended Credit Agreement dated July 12, 2005 on which the original $26.5 million note is based.

The balance of the notes payable as of December 31, 2006 and 2005 is as follows:

	2006	2005
Notes payable to AgCountry Farm Credit Services
Term Note #1 (refinanced in current year)	$8,773,769	$19,777,897
Term Note #2	4,218,750	4,843,750
Term Note #3	9,020,376	—
Revolving Term Note	—	—

	22,012,895	24,621,647
Less current portion	2,783,032	2,994,098

	$19,229,863	$21,627,548

The Company had $8,000,000 available to borrow on the revolving term note as of December 31, 2006.

Minimum principal payments for the next five years are estimated as follows:

Year Ending December 31,	Amount
2007	$2,783,032
2008	2,971,151
2009	3,170,971
2010	3,387,833
2011	3,623,191

NOTE 4 -   FAIR VALUE OF FINANACIAL INSTRUMENTS

The Company believes the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

As the following table presents, the carrying amount of long-term note payable obligations exceeds the fair value by approximately $13,764 at December 31, 2006.

	Carrying Value	Fair Value
Long-term notes payable December 31, 2006	$9,020,376	$9,006,612

The Company believes the carrying amount of short-term notes payable approximates their value due to the short maturity of these instruments.

The Company believes the fair value of agreements for the purchase of utilities approximates the carrying value based on the variable terms of the agreements that follow local market rates.

(continued on next page)

GREAT PLAINS ETHANOL, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -   MEMBER’S EQUITY

As specified in the Company’s Operating Agreement, the Company has four classes of membership capital units authorized: Class A, B, C and D.

For each Class A Capital Unit purchased, the member is obligated to deliver 2,500 bushels of corn to the Company on an annual basis. For all Class A Members, this equates to 3,782,500 bushels of corn delivered annually.  Corn is purchased from the Class A Members at a price based on the average market price from surrounding local markets.  Since 2003 the Company purchased on average 19% of its total bushels required for production under the obligation related to Class A Capital units.

Voting rights are one vote per member for Class A Capital Units and one vote per unit for Class B, Class C and Class D Capital Units.

Income and losses are allocated to members based on their respective percentage of membership interest. Distributions to members are made on not less than an annual basis and not less than 20% of net cash from operations, as defined in the Operating Agreement; provided if net cash from operations is in excess of $500,000 and that such distribution does not constitute or cause a default under any of the Company’s loan documents or credit facilities.

Transfer or disposition of Capital Units is subject to certain restrictions, including approval by the Board of Managers.

NOTE 6 -   INCOME TAXES

The differences between financial statement basis and tax basis of assets as of December 31, 2006 and 2005 are as follows:

	2006	2005

Financial statement basis of assets	$97,449,445	$63,368,068
Plus organization and start-up costs capitalized-net	264,123	528,246
Depreciation	(23,425,456)	(16,569,164)
Hedging Unrealized Gain/Loss	(8,243,487)	177,419

Tax basis of assets	$66,044,625	$47,504,568

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

(continued on next page)

GREAT PLAINS ETHANOL, LLC
NOTES TO FINANCIAL STATEMENTS

Agreements with the Managing Member and certain of its affiliates include:

Management Services – Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member provides day-to-day management of the plant. The Company pays a management annual base fee, plus 4% of the net income of the Company as defined in the Company’s Operating Agreement. The base fee is adjusted annually for inflation. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement. For the years ended December 31, 2006, 2005 and 2004, fees relating to the management services and bonus arrangement were $2,435,664, $957,461, and $939,271, respectively.

In April, 2005 the Company also entered into a new technology licensing agreement that allows the Company the right to use certain technology and patents owned, developed, or obtained by the Managing Member.  The Company pays a technology fee of .3% of gross sales.  The term of this agreement is for so long as the term of the management agreement discussed above.  For the years ended December 31, 2006 and 2005, fees relating to the technology agreement were $403,313 and $200,307 respectively.

On May 24, 2006 Great Plains Ethanol Board of Managers passed a resolution to expand Great Plains Ethanol LLC from its current capacity of 45 million gallons per year production rate to an expanded capacity of 100 million gallons per year.  An agreement was signed with an affiliate of our Managing Member to over see the construction process.  The estimated expansion project cost totals $80 million.  On October 17, 2006 site work had begun and a portion of the equipment costs were locked in.  Expansion costs that were recorded in 2006 totaled $7,532,027 and can be found under Construction in Progress.  The $7.5 million were paid from the Company’s operating cash flow leaving an outstanding balance of $72.5 million.  The Company intends to receive financing for $60 million and will inject $20 million in cash.  Estimated completion date for the expansion is early 2008.

Marketing Agreements – The Company entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and distiller grains (DDGS). Fees are based on a per gallon basis and are payable for administration services and ethanol marketing. Fees of 3% of gross sales, with a minimum annual fee of $200,000, are payable for marketing DDGS. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements. For the years ended December 31, 2006, 2005 and 2004, fees relating to the marketing agreements were $628,078, $637,466, and $668,663 respectively.

Corn Price Risk Management Agreement – The Company entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is a fixed fee billed quarterly. The agreement has a term of 1 year and commenced upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration. For the years ended December 31, 2006, 2005 and 2004, fees relating to this agreement were $49,483, $50,000, and $52,000 respectively.

(continued on next page)

GREAT PLAINS ETHANOL, LLC
NOTES TO FINANCIAL STATEMENTS

Minimum payments related to these agreements are as follows:

Year Ending December 31,	Amount

2007	$1,314,749
2008	1,011,748
2009	1,028,018
2010	1,044,938
2011	1,062,536
2012-2013	1,080,837

$6,542,825

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

Year Ending December 31,	Amount
2007	$352,600
2008	352,600
2009	352,600
2010	352,600
2011	352,600
2012-2013	411,300

Total	2,174,300
Less amount representing interest	486,612
Total at present value	$1,687,688

Electricity – The agreement provides the Company with electric service for a term of 5 years. The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

Year Ending December 31,	Amount
2007	$357,000
2008	214,000
$571,000

Letter of Credit – During the year ended December 31, 2006, the Company renewed a $1,250,000 letter of credit agreement with Home Federal Bank at a reduced amount of $960,000. The letter of

(continued on next page)

GREAT PLAINS ETHANOL, LLC
NOTES TO FINANCIAL STATEMENTS

credit agreement is required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the letter of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $960,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the letter of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the letter of credit is March 1, 2007. The letter of credit is secured by a lien on the Company’s real and personal property. As of December 31, 2006, there was no outstanding balance on the letter of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $960,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $19,200, $22,500, and $25,000 for the guarantee fee for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company receives incentives related to the production of ethanol as follows:

Incentives – The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $37,660, $192,279, and $6,355,819 has been earned for the USDA program years ended September 30, 2006, 2005, and 2004, respectively.  Incentive revenue of $12,245, $46,574, and $4,893,450 was recorded for the years ended December 31, 2006, 2005, and 2004, respectively.  The USDA incentive payment program had ended effective June 30, 2006.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $777,416, $701,886, and $666,667 was recorded for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 8 -   RELATED PARTIES

Certain owners of Class A, Class B and Class C Capital Units are parties to agreements with the Company.  Related party agreements with the Managing Member and its affiliates are described in Note 4 and Note 7.

NOTE 9 -   RETIREMENT PLAN

On April 1, 2004, the Company set up a 401(k) profit sharing plan for substantially all employees who work more than 1,000 hours per year.  Employees can make voluntary contributions up to federally designated limits.  The Company matches 50% of the employee contributions up to a maximum of 2% of gross wages.  Employee voluntary contributions up to federally designated limits are always fully vested.  Employer contributions to eligible employees are vested on the following schedule:  Less than 1 year = 0%, 1 year = 10%, 2 years = 20%, 3 years = 40%, 4 years = 60%, 5 years = 80%, and 6 years = 100%.  The Company’s 401(k) expense for the years ended December 31, 2006, 2005, and 2004 was $23,122, $15,249, and $325, respectively.

(continued on next page)

NOTE 10 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2006

Total Revenues	$25,275,904	$32,255,377	$34,741,296	$31,119,324
Gross Profit (loss)	5,451,680	15,562,775	17,705,894	15,995,584
Operating Income (loss)	4,345,263	13,956,730	16,009,738	14,359,963
Net Income (loss)	3,926,633	13,563,332	15,736,526	13,935,337
Basic Earnings (loss) per unit	1,049	3,625	4,205	3,724

Year Ended December 31, 2005

Total Revenues	$22,130,587	$19,427,866	$20,209,331	$22,877,735
Gross Profit (loss)	6,360,011	2,843,659	2,843,223	7,164,101
Operating Income (loss)	5,516,484	2,112,985	1,887,610	6,163,527
Net Income (loss)	5,227,395	1,807,441	1,526,225	5,769,336
Basic Earnings (loss) per unit	1,397	483	408	1,542

Year Ended December 31, 2004

Total Revenues	$22,820,873	$20,847,391	$23,068,520	$22,183,568
Gross Profit (loss)	9,039,155	(1,647,101)	2,961,247	6,978,640
Operating Income (loss)	8,179,617	(2,079,003)	2,335,206	6,136,425
Net Income (loss)	7,873,627	(2,349,675)	2,365,888	5,848,775
Basic Earnings (loss) per unit	2,104	(628)	632	1,563

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.