Form 10-Q
period 2007-03-31
GREAT PLAINS ETHANOL LLC
filed 2007-05-15
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☐	(Accelerated Filer ☐	Non-Accelerated Filer ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of May 15, 2007 was as follows: 1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

GREAT PLAINS ETHANOL, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC
BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,208,729	$19,968,318
Receivables
Ethanol - related party	6,080,720	6,367,014
Distillers grain	985,206	634,718
Incentives	70,000	166,667
Other	30,938	13,732
Inventory
Raw materials	7,422,277	10,971,003
Finished goods	3,045,807	3,221,355
Work in process	837,481	803,352
Parts inventory	926,280	860,300
Investment in commodities contracts	5,203,190	2,330,760
Prepaid expenses	346,540	98,418
Total current assets	37,157,168	45,435,637

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	43,523,148	43,415,286
Construction in process	16,296,981	7,532,027
	70,659,482	61,786,665
Less accumulated depreciation	(10,727,991)	(9,998,636)
Net property and equipment	59,931,491	51,788,029

OTHER ASSETS
Financing costs, net of amortization	38,664	40,151
Long term prepaid expenses	195,713	184,628
Other	1,000	1,000
	235,377	225,779

TOTAL ASSETS	$97,324,036	$97,449,445

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC
BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006*
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES

Accounts payable - trade	$3,771,133	$5,158,562
Accounts payable to related party	494,781	842,988
Accounts payable-construction to related party	315,544	—
Accrued interest	455,386	—
Accrued distribution	—	3,742,000
Excess of outstanding checks over bank balance	—	2,506,864
Other accrued liabilities	451,263	503,684
Current portion of long-term debt	2,809,676	2,783,032

Total current liabilities	8,297,782	15,537,130

LONG-TERM DEBT	19,203,219	19,229,863

COMMITMENTS AND CONTINGENCIES (See Note 5)

MEMBERS' EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Additional paid-in capital	7,000	7,000
Retained earnings	51,106,034	43,965,453

Total members' equity	69,823,034	62,682,453

TOTAL LIABILITIES & MEMBERS' EQUITY	$97,324,036	$97,449,445

See Notes to Unaudited Financial Statements.

GREAT PLAINS ETHANOL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006

REVENUES
Sales - related party	$27,304,170	$21,703,284
Sales	4,793,596	3,396,534
Incentive revenue	153,333	176,086
Total revenues	32,251,100	25,275,904

COST OF REVENUES	23,645,528	19,824,225

GROSS PROFIT	8,605,572	5,451,680

OPERATING EXPENSES
General and administrative	1,353,057	1,106,417
Total operating expenses	1,353,057	1,106,417

INCOME FROM OPERATIONS	7,252,515	4,345,263

OTHER INCOME AND (EXPENSES)
Interest income	230,395	33,387
Interest expense	(455,386)	(452,640)
Other	113,058	624
Total other income and expenses	(111,933)	(418,630)

NET INCOME	$7,140,582	$3,926,633

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$1,908	$1,049

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742

See Notes to Unaudited Financial Statements.

GREAT PLAINS ETHANOL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

OPERATING ACTIVITIES
Net income	$7,140,582	$3,926,633
Changes to net income not affecting cash
Depreciation	729,355	727,438
Amortization	1,487	2,389
Change in operating assets and liabilities
Receivables	15,268	(977,648)
Inventory	3,624,166	387,153
Investments in commodities contracts	(2,872,431)	(341,152)
Prepaid expenses	(259,208)	(164,825)
Accounts payable - trade	(1,387,429)	(1,579,124)
Accounts payable to related party	(348,207)	(127,038)
Accrued interest	455,386	452,640
Accrued liabilities	(52,421)	(157,400)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,046,547	2,149,067

INVESTING ACTIVITIES
Purchase of property and equipment	(8,557,272)	(258,215)

NET CASH USED FOR INVESTING ACTIVITIES	(8,557,272)	(258,215)

FINANCING ACTIVITIES
Distributions paid to members, $1,000 and $750 per unit	(3,742,000)	(2,806,500)
Decrease in excess of outstanding checks over bank balance	(2,506,864)	—

NET CASH USED FOR FINANCING ACTIVITIES	(6,248,864)	(2,806,500)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,759,589)	(915,648)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,968,318	5,195,242

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,208,729	$4,279,594

See Notes to Unaudited Financial Statements.

GREAT PLAINS ETHANOL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for construction costs	$315,544	—

See Notes to Unaudited Financial Statements.

GREAT PLAINS ETHANOL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC (d/b/a POET Biorefining – Chancellor) (the “Company”), a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to construct, own and operate a 45 million gallon ethanol plant. The Company was organized on December 20, 2000 and commenced its principal operations on March 20, 2003. The Company sells ethanol and related products to customers located in North America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities. We have recorded a decrease to cost of revenues of $3,452,282, and an increase to cost of revenues of $321,632 related to our derivative contracts for the three months ended March 31, 2007 and 2006, respectively. These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

NOTE 3 - LONG-TERM DEBT

The Company originally entered into a credit agreement with AgCountry Farm Credit Services on June 19, 2002. Several amendments to the original credit agreement occurred throughout the past four years. As of December 31, 2005, the Company had three different loans to our credit agreement. The first loan is payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%. The second loan (referred to Term Note #2) is a $5.0 million variable rate note payable in quarterly principal payments of $156,250 plus accrued interest until maturity on October 1, 2013. The third loan is an $8.0 million variable rate, revolving note at a rate of LIBOR plus 3.0%. This note requires monthly payments of interest based on the daily average balance, and is

(continued on next page)

GREAT PLAINS ETHANOL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS

subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed. On October 1, 2012, the Company must pay on this note any principal balance outstanding that exceeds $4 million. As of March 31, 2007 no funds were advanced on this note.

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

The balance of the notes payable is as follows:

	March 31,	December 31,
	2007	2006
Notes payable to AgCountry Farm Credit Services
Term Note #1	$8,773,769	$8,773,769
Term Note #2	4,218,750	4,218,750
Term Note #3	9,020,376	9,020,376
Revolving Term Note	—	—
	22,012,895	22,012,895
Less current portion	2,809,676	2,783,032
	$19,203,219	$19,229,863

The Company had $8,000,000 available to borrow on the revolving term note as of March 31, 2007.

Minimum principal payments for the next five years are estimated as follows:

(continued on next page)

GREAT PLAINS ETHANOL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Year Ending March 31,	Amount
2008	$2,809,676
2009	2,995,660
2010	3,197,498
2011	3,416,544
2012	3,654,267

NOTE 4 - LETTER OF CREDIT

During the quarter ended March 31, 2007, the Company renewed a $1,250,000 letter of credit agreement with Home Federal Bank at a reduced amount of $780,000. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the letter of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $780,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the letter of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the letter of credit is March 1, 2008. The letter of credit is secured by a lien on the Company’s real and personal property. As of March 31, 2007, there was no outstanding balance on the letter of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $780,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $15,600, $19,200, and $22,500 for the guarantee fee for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 5 - COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives – The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $37,660, $192,279, and $6,355,819 has been earned for the USDA program years ended September 30, 2006, 2005, and 2004, respectively. Incentive revenue of $(581) was recorded for the three months ended March 31, 2006. The USDA incentive payment program had ended effective June 30, 2006.

The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $153,333 and $176,667 was recorded for the three months ended March 31, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three month ended March 31, 2007, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2006. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2006.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview

Great Plains Ethanol, LLC (d/b/a Poet Biorefining – Chancellor) (also referred to as “we,” “our,” “us”) is a South Dakota limited liability company that owns and operates an ethanol plant (the “plant”) near Chancellor, South Dakota. We were organized under South Dakota law in 2000, after which we commenced an equity offering and obtained debt financing to build the plant. Our plant commenced operations in March 2003 and began operating at full name-plate production capacity in April 2003. Our members are primarily agricultural producers who principally reside in South Dakota.

The plant produces ethanol and distillers grains. The principal raw material for the ethanol production process is corn, which is supplied to the plant from our members, local producers and storage elevators. Ethanol produced at the plant is sold exclusively to a POET, LLC (f/k/a Broin Companies, LLC)-affiliated company which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, the principal by-product of the ethanol production process, are exclusively marketed and sold through another POET, LLC-affiliated company to livestock producers as livestock feed.

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

Our net income increased by approximately $3.2 million from the first quarter of 2006 to the first quarter of 2007. Net income increased between periods primarily due to an increase in ethanol and distiller grain prices, offset by an increase in cost of revenues. Ethanol prices increased due to an increase in demand, while distiller grain prices increased in direct correlation with a rise in corn prices. Cost of revenues increased primarily due to an increase in our corn costs. The rising corn costs were due to a significant increase in corn prices which was caused primarily by an uncertainty in the market of estimated carryout bushels at the end of 2006 and increased demand for corn by the ethanol industry nationwide. Carryout bushels at the end of 2006 were at an all time low until a market report was issued on March 30 forecasting a large increase in corn expected to be planted in 2007.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
	$	% of Revenue	$	% of Revenue
Revenue
Ethanol	27,304,170	84.7	21,703,284	85.9
Distillers Grains	4,793,596	14.9	3,396,534	13.4
Incentive	153,333	0.5	176,086	0.7
Total	32,251,100	100	25,275,904	100

Cost of Revenues	23,645,528	73.3	19,824,224	78.4

General and Administrative Expenses	1,353,057	4.2	1,106,417	4.4

Other Income (Expense)	(111,933)	(0.3)	(418,630)	(1.7)

Net Income	7,140,582	22.1	3,926,633	15.5

Revenues- Revenue increased $7 million, or 27.6%, to $32.2 million for the three months ended March 31, 2007 from $25.2 million for the three months ended March 31, 2006. The increase in revenue was primarily the result of an increase in ethanol sales.

Revenue from the sale of ethanol increased 25.8% from the three months ended March 31, 2006 to the three months ended March 31, 2007. The increase was primarily due to a 33.4% increase in ethanol prices, offset by a slight decrease of 5.4% in sales volume. Ethanol prices increased between periods as a result of an increase in demand for ethanol from refineries during the first quarter of 2007.

Revenue from the sale of distillers grains increased 41.4% from the three months ended March 31, 2006 to the three months ended March 31, 2007. The increase was primarily due to a 54% increase in the average price per dry ton sold. The increase in the price is directly related to the price of corn and soybean meal, which rose exponentially during the same period.

Cost of Revenues-Cost of revenues, which includes production expenses, increased approximately $3.8 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. The increase in cost of revenues was attributed primarily due to an increase in corn costs, offset by a decrease in both chemical and natural gas costs.

Corn costs, including costs from hedging, increased 66.6% from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase was primarily caused by an increase in the market price of corn which increased by 90.9% from the three months ended March 31, 2006 to the three months ended March 31, 2007. The increase in the market price was due to a shortage in the estimated carryout at the end of 2006 and further increases in demand from the ethanol industry nationwide. The increase in the market price of corn between periods, however, was partially offset by gains from our hedging strategies and positions.

Natural gas cost, including costs from natural gas hedging, decreased 13.6% from the three months ended March 31, 2006 to the three months ended March 31, 2007 due to a decrease in cost per unit of natural gas. This decrease was due to having adequate supplies of natural gas in storage nationwide in 2007, unlike in 2006 when the price of crude oil was at a five-year average high due to an overly active hurricane season in 2005. Processing chemicals decreased 16% from the three months ended March 31, 2006 to the three months ended March 31, 2007 due to bulk purchase discounts and usage variations.

General and Administrative Expenses-General and administrative expenses increased $246,000, or 22.3%, to $1.3 million for the three months ended March 31, 2007 from $1.1 million for the three months ended March 31, 2006. The increase was primarily due to costs directly attributed to increases in sales and net income such as management incentive fees.

Interest Expense-Interest expense remained relatively constant between periods as the LIBOR rate was comparable in both periods.

Net Income-Net income increased $3.2 million, or 81.8%, to $7.1 million for the three months ended March 31, 2007 from $3.9 million for the three months ended March 31, 2006. This change was caused primarily by, as discussed above, an increase in ethanol and distillers grain sales, offset by an increase in cost of revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million revolving credit facility. Net working capital as of March 31, 2007 was $28.8 million, compared to $29.8 million as of December 31, 2006.

The following table shows the cash flows between the three months ended March 31, 2007 and the three months ended March 31, 2006:

	Quarter Ended March 31
	2007	2006
Net cash from operating activities	$7,046,547	$2,149,067
Net cash (used for) investing activities	$(8,557,272)	$(258,215)
Net cash (used for) financing activities	$(6,248,864)	$(2,806,500)

Cash Flow From Operating Activities-Operating activities provided $7 million for the three months ended March 31, 2007, compared to $2.1 million for the three months ended March 31, 2006. This increase was primarily driven by an increase in net income and accounts payable during the same period, offset by an increase in receivables, inventory, and investment in commodities contracts.

Cash Flow From Investing Activities-Investing activities used $8.5 million for the three months ended March 31, 2007, compared to $258,000 for the three months ended March 31, 2006. Cash used for investing activities for the three months ended March 31, 2007 consisted of capital improvements relating to the plant’s expansion, while the cash used for investing activities for the three months ended March 31, 2006 consisted of general capital improvement projects for the operation of the plant.

We continue to anticipate that at least $100 million in capital expenditures will be made on the plant in 2007. A majority of these capital expenditures will directly relate to the plant’s expansion. The plant expansion is expected to be completed in the first quarter of 2008. Expenditures may also relate to other projects, including the potential construction of a solid waste boiler to be used for generating a new source of energy for the production process. If we proceed with the construction of the solid waste fuel boiler, we anticipate that the total cost of both projects will be approximately $108 million, of which $80 million and $28 million are expected to be financed with new debt and cash flows from operations, respectively. We are currently negotiating with our primary lender, AgCountry Farm Credit Services, to finance the debt portion of the projects, but it is uncertain on when an agreement will be reached. Until then, we anticipate that we will finance the projects through cash flows from operations. Because we will be retaining earnings to finance a portion of projects, distributions to our members, if any, will be limited until our financing and construction phase is completed.

Cash Flow From Financing Activities- Net cash used for financing activities was $6.2 million for the three months ended March 31, 2007, compared to $2.8 million for the three months ended March 31, 2006. Net cash used was higher in 2007 due to a decrease in excess of outstanding checks over bank balance and due to the increase of cash distributions to our members from $750 per unit in 2006 to $1,000 per unit in 2007.

We expect to have sufficient cash from operations to cover our operating and administrative costs and intend to fund working capital, capital expenditures (other than plant expansion), and debt service obligations through the end of the year, primarily through cash flows generated from our operating activities and our variable-rate, revolving loan.

Indebtedness

Our indebtedness is in the form of a $26.5 million note, a $5.0 million variable rate note, and an $8.0 million variable-rate revolving note, all issued to and held by AgCountry Farm Credit Services under a Credit Agreement. We anticipate that our existing Credit Agreement with AgCountry will be amended in the next month, the purpose of which will be to finance the substantial majority of the plant’s expansion and related improvements.

The $8.0 million variable rate, revolving note permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the principal balance outstanding and $8.0 million. As of March 31, 2007, there was no principal balance outstanding on this note.

The $26.5 million note was converted on March 1, 2006 into two different segments and rates, a $16.5 million segment and a $10.0 million segment. The $10.0 million segment has a fixed interest rate of 8.55% until March 1, 2011 and the $16.5 million segment has a variable interest rate of LIBOR plus 3.0% (currently 7.96%), adjusted monthly. Our first quarter payment on this note was not made until April 2, 2007. As a result, the principal balance outstanding for both segments for the three month ended March 31, 2007 and year ended December 31, 2006 was $17.7 million.

The $5.0 million variable rate note bears interest at LIBOR plus 3.0% (currently 8.32%). Our first quarter payment was also not made until April 2, 2007; therefore, the principal balance outstanding remained at $4.2 million as of March 31, 2007.

All of our loans and notes outstanding are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights set forth under our original and amended Credit Agreement of June 19, 2002 and discussed in our Form 10-K for the year ended December 31, 2006. We were compliance with all covenants and conditions of the Credit Agreement as of March 31, 2007 and the date of this report’s filing.

Off-Balance Sheet Arrangements

We do not use or have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our results of operations and financial condition.

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

Inventory Valuation

We account for our corn inventory at estimated net realizable market value. Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Change in the market value of corn inventory is recognized as a component of cost of revenues. Ethanol and distillers grains’ inventories are stated at net realizable value. Work-in-process, supplies, parts and chemical inventory are stated at the average cost method.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the March 31, 2007 and December 31, 2006 balance sheets at their fair market value.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of March 31, 2007 and March 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical Hypothetical Adverse Change – Market
Quarter Ended	Fair Value	Risk
March 31, 2007	$28,388,583	$2,838,858
March 31, 2006	$15,184,147	$1,518,415

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. As of March 31, 2007, we had $8.7 million and $4.2 million in outstanding variable rate, long-term debt, the variable rates being 7.96% and 8.32%, respectively. We manage the interest rate risk associated with variable-rate debt by monitoring the effects of market changes on the interest rates and converting portions of our variable-rate debt to fixed-rate debt whenever possible.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no changes in our internal controls during the three months ended March 31, 2007 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

During the quarter ended March 31, 2007, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2006 Annual Report on our Form 10-K.

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

GREAT PLAINS ETHANOL, LLC

Dated: May 15, 2007	By	/s/ Rick Serie
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