Form 10-Q
period 2007-06-30
GREAT PLAINS ETHANOL LLC
filed 2007-08-14
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of August 14, 2007 was as follows:  1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC
BALANCE SHEETS (UNAUDITED)

	June 30, 2007	December 31, 2006*

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,813,859	$19,968,318
Receivables
Ethanol - related party	6,771,166	6,367,014
Distillers grain	584,884	634,718
Incentives	83,333	166,667
Other	79,751	13,732
Inventory
Raw materials	2,665,256	10,971,003
Finished goods	2,487,206	3,221,355
Work in process	762,791	803,352
Parts inventory	919,333	860,300
Investment in commodities contracts	5,744,048	2,330,760
Prepaid expenses	261,109	98,418
Total current assets	26,172,738	45,435,637

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	43,589,457	43,415,286
Construction in process	29,916,032	7,532,027
	84,344,842	61,786,665
Less accumulated depreciation	(11,451,902)	(9,998,636)
Net property and equipment	72,892,940	51,788,029

OTHER ASSETS
Financing costs, net of amortization	37,177	40,151
Long term prepaid expenses	184,262	184,628
Other	1,000	1,000
	222,440	225,779

TOTAL ASSETS	$99,288,118	$97,449,445

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC
BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2007	2006*

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$4,206,829	$5,158,562
Accounts payable to related party	190,009	842,988
Accounts payable - construction to related party	5,819,478	—
Accrued distribution	—	3,742,000
Excess of outstanding checks over bank balance	—	2,506,864
Other accrued liabilities	342,831	503,684
Current portion of long-term debt	2,854,162	2,783,032

Total current liabilities	13,413,310	15,537,130

LONG-TERM DEBT	17,795,320	19,229,863

COMMITMENTS AND CONTINGENCIES (See Note 5)

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Additional paid-in capital	7,000	7,000
Retained earnings	49,362,488	43,965,453

Total members’ equity	68,079,488	62,682,453

TOTAL LIABILITIES & MEMBERS’ EQUITY	$99,288,118	$97,449,445

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six	Three	Six	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2006

REVENUES
Sales - related party	$54,509,625	$27,205,455	$50,312,480	$28,609,196
Sales	9,158,665	4,365,069	6,932,351	3,535,817
Incentive revenue	250,000	96,667	286,450	110,364
Total revenues	63,918,290	31,667,190	57,531,281	32,255,377

COST OF REVENUES	51,850,989	28,205,461	36,516,826	16,692,601

GROSS PROFIT	12,067,301	3,461,729	21,014,455	15,562,775

OPERATING EXPENSES
General and administrative	2,533,252	1,180,195	2,712,462	1,606,046
Total operating expenses	2,533,252	1,180,195	2,712,462	1,606,046

INCOME FROM OPERATIONS	9,534,049	2,281,535	18,301,993	13,956,730

OTHER INCOME AND (EXPENSES)
Interest income	392,230	161,835	109,665	76,278
Interest expense	(901,497)	(446,111)	(938,433)	(485,793)
Other	114,252	1,194	16,741	16,116
Total other income and expenses	(395,015)	(283,082)	(812,028)	(393,398)

NET INCOME	$9,139,035	$1,998,453	$17,489,965	$13,563,332

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$2,442	$534	$4,674	$3,625

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006

OPERATING ACTIVITIES
Net income	$9,139,035	$17,489,965
Changes to net income not affecting cash
Depreciation	1,453,266	1,455,571
Amortization	2,974	3,876
Change in operating assets and liabilities
Receivables	(337,004)	(1,582,624)
Inventory	9,021,424	(606,972)
Investments in commodities contracts	(3,413,289)	(2,632,408)
Prepaid expenses	(162,326)	(67,669)
Accounts payable - trade	(951,733)	(1,589,897)
Accounts payable to related party	(652,980)	(7,467)
Accrued liabilities	(160,852)	(43,178)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,938,515	12,419,197

INVESTING ACTIVITIES
Purchase of property and equipment	(16,738,699)	(282,574)

NET CASH USED FOR INVESTING ACTIVITIES	(16,738,699)	(282,574)

FINANCING ACTIVITIES
Principal payments on notes payable	(1,363,412)	(1,284,561)
Distributions paid to members, $2,000 and $1,750 per unit	(7,484,000)	(6,548,500)
Decrease in excess of outstanding checks over bank balance	(2,506,864)	—

NET CASH USED FOR FINANCING ACTIVITIES	(11,354,276)	(7,833,061)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,154,459)	4,303,563

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,968,318	5,195,242

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,813,859	$9,498,805

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$901,497	$938,433

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for construction costs	$5,819,478	$—

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -  NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC (d/b/a POET Biorefining – Chancellor) (“the Company”), a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 45 million gallon ethanol plant. The Company began activities on December 20, 2000. On March 20, 2003, the ethanol plant commenced its principal operations.  The Company sells ethanol and related products to customers primarily located in North America.

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

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  We have recorded a decrease to cost of revenues of $5,789,405, and a decrease to cost of revenues of $576,322 related to our derivative contracts for the six months ended June 30, 2007 and 2006, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

NOTE 3 -  LONG-TERM DEBT

The Company originally entered into a credit agreement with AgCountry Farm Credit Services on June 19, 2002.  Several amendments to the original credit agreement occurred throughout the past four years.  As of December 31, 2006 the Company had three different loans to our credit agreement.  The first loan is payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%.  The second loan (referred to Term Note #2) is a $5.0 million variable rate note payable in quarterly principal payments of $156,250 plus accrued interest until maturity on October 1, 2013.  The third loan is an $8.0 million variable rate, revolving note at a rate of LIBOR plus 3.0%.  This note requires monthly payments of interest based on the daily average

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

balance, and is subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  On October 1, 2012, the Company must pay on this note any principal balance outstanding that exceeds $4 million.  As of June 30, 2007 no funds were advanced on this note.

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

The balance of the notes payable is as follows:

	June 30,	December 31,
	2007	2006
Notes payable to AgCountry Farm Credit Services
Term Note #1	$8,244,149	$8,773,769
Term Note #2	3,906,250	4,218,750
Term Note #3	8,499,084	9,020,376
Revolving Term Note	—	—
	20,649,483	22,012,895
Less current portion	2,854,162	2,783,032
	$17,795,320	$19,229,863

The Company had $8,000,000 available to borrow on the revolving term note as of June 30, 2007.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Minimum principal payments for the next five years are estimated as follows:

Year Ending June 30,	Amount
2008	$2,854,162
2009	3,043,940
2010	3,249,897
2011	3,473,413
2012	3,715,988
2013	3,979,248

NOTE 4 -  LETTER OF CREDIT

During the quarter ended March 31, 2007, the Company renewed a $1,250,000 letter of credit agreement with Home Federal Bank at a reduced amount of $780,000. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the letter of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $780,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the letter of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the letter of credit is March 1, 2008. The letter of credit is secured by a lien on the Company’s real and personal property. As of June 30, 2007, there was no outstanding balance on the letter of credit.

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

NOTE 5 -  COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives – The Company also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $250,000 and $277,416 was recorded for the six months ended June 30, 2007 and 2006, respectively.

Commitments – The Company entered into an agreement with Poet Design & Construction on May 9, 2007 to assist in the design and construction of the solid waste fuel boiler system.  Total estimated cost of this project is $25 million and is expected to commence in late 2007.

NOTE 6 -  SUBSEQUENT EVENTS

The Company is currently in the process of amending our existing Credit Agreement with our lender, AgCountry Farm Credit Services in order to finance the substantial majority of the plant’s expansion and related improvements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and six month period ended June 30, 2007 (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2006.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2006.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Great Plains Ethanol, LLC (d/b/a Poet Biorefining – Chancellor) (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and operates an ethanol plant (the “plant”) near Chancellor, South Dakota. We were organized under South Dakota law in 2000, after which we commenced an equity offering and obtained debt financing to build the plant. Our plant commenced operations in March 2003 and began operating at full name-plate production capacity in April 2003. Our members are primarily agricultural producers who principally reside in South Dakota.

The plant produces ethanol and distillers grains. The principal raw material for the ethanol production process is corn, which is supplied to the plant from our members, local producers and elevators. Ethanol from the plant is sold exclusively to POET Ethanol Products which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains are exclusively marketed and sold through POET Nutrition, LLC to livestock producers as livestock feed.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are not a material source of revenue and income. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline and petroleum products, weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, the price of corn, soybean meal and other animal feed proteins. Our two largest costs of production are corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management program used to protect against the price volatility of these commodities.

Our net income decreased by approximately $11.5 million from the second quarter of 2006 to the second quarter of 2007, and decreased by $8.3 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. Net income decreased between periods because of an increase in corn costs, offset by an increase in revenue from the sale of distillers grains in both periods and from the sale of ethanol for the six months ended. Corn costs rose primarily because of a significant increase in the price of corn per bushel. The average price per bushel increased, for example, by almost 64% and 59% from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007, respectively. Corn prices between periods were adversely affected by the low corn carryout beginning this year and increased demand for corn from new and expanding ethanol plants nationwide. Rising corn costs were offset by an increase in revenue from the sale of distillers grains.  Sales of distillers grains rose in conjunction with the increase in the price of corn.

As for the remainder of 2007, our primary concern is with the uncertainty in the ethanol and corn markets. As expected, an enormous supply of ethanol continues to come rapidly on line. In the second quarter, for example, approximately 515 million new gallons came on line in the United States, pushing down prices in the process. Without the creation of new markets to absorb this and additional supply, the price trend may continue. In addition, while corn prices decreased during the month of June after the release of USDA’s newly revised and favorable spring planting report, the price of corn could move up again if unfavorable weather conditions, such as drought, affect the corn supply.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended		Quarter Ended
	June 30,		June 30,
	2007		2006
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue:
Ethanol	27,205,455	85.9	28,609,196	88.7
Distillers Grains	4,365,069	13.8	3,535,817	11.0
Incentive	96,667	0.3	110,364	0.3
Total	31,667,190	100	32,255,377	100

Cost of Revenue	28,205,461	89.1	16,692,601	51.8

General and Administrative Expense	1,180,195	3.7	1,606,046	5.0

Other Operating Income (Expense)	(283,082)	(0.9)	(393,398)	(1.2)

Net Income	1,998,453	6.3	13,563,332	42.0

Revenues - Revenue decreased $588,000, or 1.8%, to $31.6 million for the three months ended June 30, 2007 from $32.2 million for the three months ended June 30, 2006. The decrease was directly related to a decrease in sales of ethanol, offset by an increase in sales of distillers grains.

Revenue from the sale of ethanol decreased 4.9% from the three months ended June 30, 2006 to the three months ended June 30, 2007.  The decrease was due to a 10.37% decrease in price, offset by a 5.9% increase in sales volume.  Ethanol prices were much higher during the second quarter of 2006 due to high demand caused in part by the phase out of MTBE by blenders, and due to the lack of excess supply in the market as experienced in the second quarter of 2007.

Revenue from the sale of distillers grains increased 23.5% from the three months ended June 30, 2006 to the three months ended June 30, 2007.  This increase moved in direct correlation with the increase in the price of corn between periods.

Cost of Revenues - Cost of revenues, which includes production expenses, increased 68.9% from the three months ended June 30, 2006 to the three months ended June 30, 2007.  The primary reason for the increase was a 97.4% increase in corn costs, offset by an 8.5% decrease in chemical costs.

Corn costs increased from the three months ended June 30, 2006 to the three months ended June 30, 2007 due to an increase in market price and the effect of changing corn prices on our corn hedging and forward contracts.  The local market price of corn increased approximately 64% due to a low carryout of corn at the end of 2006 and increased demand for corn from the growing ethanol industry. Chemical costs, in contrast, decreased from the three months ended June 30, 2006 due to bulk purchase discounts and usage variations.

General and Administrative Expenses - General and administrative expenses decreased $425,000, or 26.5%, to $1.18 million for the three months ended June 30, 2007 from $1.60 million for the three months ended June 30, 2006. The decrease was primarily due to a decrease in costs associated directly with a decrease in net income, such as management incentive fees.

Interest Expense - Interest expense decreased $39,000, or 8.2%, to $446,000 for the three months ended June 30, 2007 from $485,000 for the three months ended June 30, 2006.  Interest rates remained relatively constant between periods, declining only slightly.

Net Income - Net income decreased $11.5 million, or 85.3%, to $1.99 million for the three months ended June 30, 2007 from $13.56 million for the three months ended June 30, 2006.  This change was caused primarily by, as discussed above, the reduction in ethanol prices and an increase in corn costs.

Comparison of the six months ended June 30, 2007 and 2006

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007		2006
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue:
Ethanol	54,509,625	85.3	50,312,480	87.5
Distillers Grains	9,158,665	14.3	6,932,351	12.0
Incentive	250,000	0.4	286,450	0.5
Total	63,918,290	100	57,531,281	100

Cost of Revenue	51,850,989	81.1	36,516,826	63.5

General and Administrative Expense	2,533,252	4.0	2,712,462	4.7

Other Operating Income (Expense)	(395,015)	(0.6)	(812,028)	(1.4)

Net Income	9,139,035	14.3	17,489,965	30.4

Revenues- Revenue increased $6.3 million, or 11.1%, to $63.9 million for the six months ended June 30, 2007 from $57.5 million for the six months ended June 30, 2006. Total revenues increased due to an increase in sales of ethanol and distillers grains.

Revenue from the sale of ethanol increased $4.1 million, or 8.3%, to $54.5 million for the six months ended June 30, 2007 from $50.3 million for the six months ended June 30, 2006. The increase in ethanol revenue was primarily due to an increase in demand for ethanol that carried over from 2006 into the first quarter of 2007. The demand and price for ethanol increased due to blenders phasing out MTBE in the blending process and replacing it with ethanol.

Revenue from the sale of distillers grains increased $2.2 million, or 32.1% to $9.1 million for the six months ended June 30, 2007 from $6.9 million for the six months ended June 30, 2006.  This increase was primarily driven by the significant increase in corn prices between periods.

Cost of Revenues - Cost of revenues, including production expenses, increased $15.3 million, or 41.9%, from the six months ended June 30, 2006 to the six months ended June 30, 2007. The increase was due to an 82.1% increase in corn costs, offset by a 12.4% decrease in chemical costs and an 8.1% decrease in natural gas costs.

The 82.1% increase in corn costs from the six months ended June 30, 2006 to the six months ended June 30, 2007, was due to an increase in the market price of corn and the effect of changing prices on our corn hedging and forward contracts.  The local market price of corn increased approximately 58.6% between periods due to low corn carryout of corn at the end of 2006 and increased demand from the growing ethanol industry.

Chemical costs decreased between periods due to the receipt of bulk purchase discounts and usage variations.  Natural gas costs decreased between periods due to a 3.8% decrease in the price per unit.  The price decreased after the return of adequate natural gas supply and storage in the nation, unlike last year when the supply and storage were lower as a result of the overly active and destructive hurricane season in late 2005.

General and Administrative Expenses - General and administrative expenses decreased $179,000, or 6.6%, to $2.53 million for the six months ended June 30, 2007 from $2.71 million for the six months ended June 30, 2006. The decrease was primarily due to a decrease in costs associated directly with a decrease in net income, such as management incentive fees.

Net Income - Net income decreased $8.3 million, or 47.7%, to $9.1 million for the six months ended June 30, 2007 from $17.4 million for the six months ended June 30, 2006. This change was caused primarily by, as discussed above, an increase in corn costs offset by an increase in revenue.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $8.0 million revolving credit facility. Net working capital as of June 30, 2007 was $12.7 million compared to $18.6 million as of June 30, 2006. The decrease in liquidity was primarily due to the disbursement of cash to pay for the plant’s expansion, which is currently in the construction phase process and scheduled for completion next spring.

The following table shows the cash flows between the six months ended June 30, 2007 and the six months ended June 30, 2006:

	Six Months Ended June 30,
	2007	2006
Net cash from operating activities	$13,938,515	$12,419,197
Net cash (used for) investing activities	$(16,738,699)	$(282,574)
Net cash (used for) financing activities	$(11,354,276)	$(7,833,061)

Cash Flow From Operating Activities - Operating activities provided $13.9 million for the six months ended June 30, 2007, compared to $12.4 million for the six months ended June 30, 2006.  The increase of approximately $1.5 million was primarily driven by a decrease in inventory, offset by a decrease in net income.

Cash Flow From Investing Activities - Investing activities used $16.7 million for the six months ended June 30, 2007, compared to $282,000 for the six months ended June 30, 2006.  Cash used for investing activities for the six months ended June 30, 2007 consisted of expenditures for the plant’s expansion, while the cash used for investing activities for the six months ended June 30, 2006 consisted of general improvement projects for the operation of the plant.

Cash Flow From Financing Activities - Net cash used for financing activities was $11.3 million for the six months ended June 30, 2007, compared to $7.8 million for the six months ended June 30, 2006.  Net cash used for financing activities was higher in 2007 due to an increase in cash distributions paid to our members and a decrease in excess of outstanding checks over bank balance.

We believe that cash flows from operations and our variable rate, revolving debt will be sufficient to meet our expected capital (other than the expansion project) and liquidity requirements for the foreseeable future.

We are funding the expansion of our plant, which is being increased from a 45 million production facility to a 100 million production facility, and installation of a solid waste boiler system, with a combination of debt financing and cash flows from operations. The total estimated cost of the expansion and boiler system is approximately $114.6 million, of which $28 million is being financed with cash and $87 million is being financed with debt from AgCountry Farm Credit Services; an amended Credit Agreement was entered into with AgCountry on August 10, 2007. The material terms and conditions of the various loans under the amended Credit Agreement will be disclosed in a Form 8-K, to be filed with the SEC on or before August 16, 2007.

Indebtedness

 As of the date of this filing, we have three notes and loans outstanding with AgCountry under the existing Credit Agreement: a $26.5 million note, a $5.0 million variable rate note, and an $8.0 million variable-rate revolving note.

The $8.0 million variable rate, revolving note permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the principal balance outstanding and $8.0 million.  As of June 30, 2007, there was no principal balance outstanding on this note.

The $26.5 million note is subject to two different segments and rates, a $16.5 million segment and a $10.0 million segment. The $10.0 million segment has a fixed interest rate of 8.55% until March 1, 2011, and the $16.5 million segment has a variable interest rate of LIBOR plus 2.64% (currently 7.96%), adjusted monthly. We made principal payments on the $16.5 million segment of $529,621 for the six months ended June 30, 2007, and principal payments on the $10.0 million segment of $521,291 for the six months ended June 30, 2007. The principal balance outstanding for the segments combined was $16.7 million as of June 30, 2007.

The $5.0 million variable rate note bears interest at LIBOR plus 3.0% (currently 8.32%). We made principal payments of $312,500 for the six months ended June 30, 2007, and the principal balance outstanding was $3.9 million as of June 30, 2007.

All of our loans and notes outstanding are secured by our real property, personal property, general intangibles, improvements, contracts, and other rights set forth under our original Credit Agreement of June 19, 2002. In addition to standard covenants and conditions under our Credit Agreement, we are subject to certain conditions and/or covenants which are discussed in our discussed in our Form 10-K for the year ended December 31, 2006. As of June 30, 2007 and the date of this filing, we were in compliance with all covenants and conditions under the Credit Agreement.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting.  It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2007 and December 31, 2006 balance sheets at their fair market value.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of June 30, 2007 and June 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Quarter Ended	Fair Value	Effect of Hypothetical Adverse Change — Risk
June 30, 2007	$58,414,969	$5,841,497
June 30, 2006	$24,970,852	$2,497,085

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. As of June 30, 2007, we had $8.2 million and $3.9 million in outstanding variable rate, long-term debt, the variable rates being 7.96% and 8.32%, respectively.  We manage the interest rate risk associated with variable-rate debt by monitoring the effects of market changes on the interest rates and converting portions of our variable-rate debt to fixed-rate debt whenever possible.

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

Changes in Internal Controls

There were no changes in our internal controls during the three months ended June 30, 2007 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings.

None.

Item 1A.   Risk Factors.

During the quarter ended June 30, 2007, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2006 Annual Report on our Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

On June 11, 2007, we held our 2007 annual meeting of members in Lennox, South Dakota, at which time Jeff Fox, Dennis Schrag and Fred Thurman were re-elected to the board of managers. No new items of business were voted upon by the members. The nominees and voting results of the annual meeting for the election of the three open seats to the board of managers were as follows:

Board of Manager Nominees	Class of Capital Units Electing	Votes For	Votes Abstain
Jeff Fox	B	200	0
Dennis Schrag	A	86	4
Fred Thurman	C	745	58

Following the annual meeting and election, our board of managers consists of the following persons and their term of office:

Current Board of Managers	Term Expires
Jeff Fox	2010
Dennis Hardy	2009
Darrin Ihnen	2009
Mark Miller	2009
Dennis Schrag	2010
Steve Sinning	2008
Fred Thurman	2010
Dan Viet	2008
Larry Ward	2008

Item 5.   Other Information.

None.

Item 6.   Exhibits.

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL,
LLC

Dated: August 14, 2007	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fifth Amended and Restated Operating Agreement dated April 17, 2006 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
10.1	Design-Build Agreement dated May 9, 2007
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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