Form 10-Q
period 2007-09-30
GREAT PLAINS ETHANOL LLC
filed 2007-11-14
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of November 14, 2007 was as follows:  1,513 Class A, 200 Class B and 2,029 Class C capital units.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$839,974	$19,968,318
Receivables
Ethanol - related party	5,846,145	6,367,014
Distillers grain	962,324	634,718
Incentives	166,667	166,667
Other	70,367	13,732
Inventory
Raw materials	3,792,448	10,971,003
Finished goods	1,995,905	3,221,355
Work in process	798,079	803,352
Parts inventory	899,809	860,300
Investment in commodities contracts	5,716,715	2,330,760
Prepaid expenses	138,416	98,418
Total current assets	21,226,849	45,435,637

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	43,597,293	43,415,286
Construction in process	51,103,156	7,532,027
	105,539,802	61,786,665
Less accumulated depreciation	(12,159,337)	(9,998,636)
Net property and equipment	93,380,465	51,788,029

OTHER ASSETS
Financing costs, net of amortization	35,690	40,151
Long term prepaid expenses	172,812	184,628
Other	1,000	1,000
	209,502	225,779

TOTAL ASSETS	$114,816,816	$97,449,445

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$3,749,996	$5,158,562
Accounts payable to related party	206,801	842,988
Accounts payable - construction to related party	4,357,763	—
Accrued distribution	—	3,742,000
Excess of outstanding checks over bank balance	—	2,506,864
Other accrued liabilities	409,984	503,684
Current portion of long-term debt	3,333,333	2,783,032

Total current liabilities	12,057,877	15,537,130

LONG-TERM DEBT	31,015,154	19,229,863

COMMITMENTS AND CONTINGENCIES (See Note 5)

MEMBERS’ EQUITY
Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Additional paid-in capital	7,000	7,000
Retained earnings	53,026,786	43,965,453

Total members’ equity	71,743,786	62,682,453

TOTAL LIABILITIES & MEMBERS’ EQUITY	$114,816,816	$97,449,445

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine	Three	Nine	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2006

REVENUES
Sales - related party	$78,291,463	$23,781,838	$81,220,345	$30,907,866
Sales	13,648,617	4,489,953	10,511,360	3,579,008
Incentive revenue	500,000	250,000	540,872	254,422
Total revenues	92,440,081	28,521,791	92,272,577	34,741,296

COST OF REVENUES	75,250,406	23,399,417	53,552,228	17,035,402

GROSS PROFIT	17,189,675	5,122,374	38,720,349	17,705,894

OPERATING EXPENSES
General and administrative	3,783,079	1,249,828	4,408,618	1,696,156
Total operating expenses	3,783,079	1,249,828	4,408,618	1,696,156

INCOME FROM OPERATIONS	13,406,596	3,872,546	34,311,731	16,009,738

OTHER INCOME AND (EXPENSES)
Interest income	490,703	98,473	323,208	213,543
Interest expense (See Note 6)	(276,290)	625,207	(1,430,331)	(491,898)
Other	117,824	3,572	21,883	5,142
Total other income and expenses	332,237	727,252	(1,085,240)	(273,212)

NET INCOME	$13,738,833	$4,599,799	$33,226,491	$15,736,526

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$3,672	$1,229	$8,879	$4,205

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

OPERATING ACTIVITIES
Net income	$13,738,833	$33,226,491
Changes to net income not affecting cash
Depreciation	2,160,701	2,187,412
Amortization	4,461	5,363
Change in operating assets and liabilities
Receivables	136,628	(1,683,814)
Inventory	8,369,769	(468,530)
Investments in commodities contracts	(3,385,955)	(854,653)
Prepaid expenses	(28,183)	28,847
Accounts payable - trade	(1,408,566)	(1,615,087)
Accounts payable to related party	(636,188)	(308,228)
Accrued liabilities	(93,700)	6,187

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,857,802	30,523,987

INVESTING ACTIVITIES
Purchase of property and equipment	(39,395,374)	(357,665)

NET CASH USED FOR INVESTING ACTIVITIES	(39,395,374)	(357,665)

FINANCING ACTIVITIES
Advances on notes payable	15,181,820	—
Principal payments on notes payable	(2,846,228)	(1,941,232)
Distributions paid to members, $2,250 and $3,750 per unit	(8,419,500)	(14,032,500)
Decrease in excess of outstanding checks over bank balance	(2,506,864)	—

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1,409,228	(15,973,732)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,128,344)	14,192,591

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,968,318	5,195,242

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$839,974	$19,387,833

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$1,455,924	$1,430,331

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for construction costs	$4,357,763	$—

See Notes to Unaudited Financial Statements

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities. We have recorded a decrease to cost of revenues of $1,886,008, and an increase to cost of revenues of $557,058 related to our derivative contracts for the nine months ended September 30, 2007 and 2006, respectively. These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our results of operations and financial condition.

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

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On August 10, 2007, we refinanced our three existing notes listed above with AgCountry into one single loan of $20.0 million. The $20.0 million loan is subject to a variable rate of LIBOR plus 3.0% (currently 8.54%) and is payable in quarterly principal payments of $833,333 plus accrued interest until maturity on July 1, 2013. Also on August 10, 2007 two additional loans were established; a $70.0 million variable loan, and a $15.0 million variable-rate revolving loan.

The $70.0 million expansion loan is subject to a variable rate of LIBOR plus 3.0%, adjusted and payable monthly. We are subject to an unused commitment fee of 0.40% per year on any funds not borrowed through the required completion date of the expansion project (August 1, 2008). Upon completion of the expansion project, the loan will be converted to a term loan, at which time we may elect a variable or fixed rate made available by AgCountry. Payments of principal and interest will be due quarterly beginning on July 1, 2008 with a balloon payment due at maturity on April 1, 2016. Prepayment is subject to penalty in an amount that will result in AgCountry being made whole for any actual and imputed funding losses.

The $15.0 million variable rate, revolving loan permits us to cover any of our short-term operating cash needs. The revolving amount reduces to $7.5 million one year prior to the loan’s maturity of July 1, 2018. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable monthly. The total unpaid principal balance is due at maturity. The loan is subject to an unused commitment fee of 0.40% per year, payable quarterly. As of September 30, 2007 no funds were advanced on this note.

The three loans are secured by our real property, tangible and intangible property, buildings, improvements, equipment, personal property, and contracts. In addition to standard covenants and conditions in the amended credit agreement, we are subject to certain conditions and/or covenants including: 1) a distribution limitation of, prior to substantial completion of the expansion project, not greater than 40% of net income, and, after substantial completion of the expansion project, not greater than 75% of net income, and 100% of net income so long as we

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

achieve an owners’ equity ratio (as defined) exceeding 60% and working capital exceeding $12 million; 2) a capital expenditure limitation of $750,000 for expenditures unrelated to the expansion project prior to completion of the expansion project and $2 million after completion; 3) a minimum working capital of $5 million until completion of the expansion project, $10 million for the first year after completion, and $12 million after the second year; and 4) a current ratio of 1.20:1, the calculation of which includes the unfunded balance from the revolving loan.

The balance of the notes payable is as follows:

	September 30,	December 31,
	2007	2006

Notes payable to AgCountry Farm Credit Services
Term Note #1	$—	$8,773,769
Term Note #2	—	4,218,750
Term Note #3	—	9,020,376
Term Note #4	19,166,667
Contruction Note #5	15,181,820
Revolving Term Note	—	—
	34,348,487	22,012,895
Less current portion	3,333,333	2,783,032
	$31,015,154	$19,229,863

The Company had $15,000,000 available to borrow on the revolving term loan as of September 30, 2007.

Minimum principal payments for the next five years are estimated as follows:

Year Ending September 30,	Amount
2008	$3,333,333
2009	12,083,333
2010	12,083,333
2011	12,083,333
2012	12,083,333
2013	12,083,333

NOTE 4 -           LETTER OF CREDIT

During the quarter ended March 31, 2007, the Company renewed a $1,250,000 letter of credit agreement with Home Federal Bank at a reduced amount of $780,000. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the letter of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $780,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the letter of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the letter of credit is March 1, 2008. The letter of credit is secured by a lien on the Company’s real and personal property. As of September 30, 2007, there was no outstanding balance on the letter of credit.

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 5 -           COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives –The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $500,000 and $527,416 was recorded for the nine months ended September 30, 2007 and 2006, respectively.

Commitments –The Company entered into an agreement with POET Design & Construction on May 9, 2007 to assist in the design and construction of the solid waste fuel boiler system. Total estimated cost of this project is $25 million and is expected to commence in late 2008.

NOTE 6 – INTEREST EXPENSE

Statement of Financial Accounting Standards (SFAS) No. 34 “Capitalization of Interest Costs” states that the amount of interest cost to be capitalized for qualifying assets is intended to be that portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided (for example, by avoiding additional borrowings or by using the funds expended for the assets to repay existing borrowings) if expenditures for the assets had not been made. The Company capitalized its interest costs for cash payments made for its expansion project. Up until the third quarter of 2007, the Company funded 100% of its expansion project with cash flows from operations and had existing outstanding debt of $20.6 million. As of September 30, 2007, the Company has expensed interest costs of $276,290 and has capitalized interest costs of $1,179,634.

NOTE 7 – SUBSEQUENT EVENTS

On November 1, 2007 the Company entered into an Irrevocable Standby Letter of Credit with Ag Country in the amount of $160,019 with an expiration date of November 1, 2011. This letter of credit was to fulfill a three month reservation security obligation with Northern Natural Gas Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and nine month period ended September 30, 2007 (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2006.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2006.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Great Plains Ethanol, LLC (d/b/a Poet Biorefining – Chancellor) (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and operates an ethanol plant (the “plant”) in Chancellor, South Dakota. We were organized under South Dakota law in 2000, after which we commenced an equity offering and obtained debt financing to build the plant. Our plant commenced operations in March 2003 and began operating at full name-plate production capacity in April 2003. Our plant was initially built with a name-plate production capacity of 45 million gallons of ethanol annually, but we are currently expanding our plant to a name-plate production capacity of 100 million gallons of ethanol annually. Construction on the expansion is scheduled for completion in the spring of 2008. Our members are primarily agricultural producers who principally reside in South Dakota.

The plant produces ethanol and distillers grains. The principal raw material for the ethanol production process is corn, which is supplied to the plant from our members, local producers and elevators. Ethanol from the plant is sold exclusively to POET Ethanol Products which markets and sells the ethanol to an array of customers located throughout the continental United States. Distillers grains, a livestock feed product, are exclusively marketed and sold through POET Nutrition, LLC to livestock producers.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are not a material source of revenue and income. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline and petroleum products, weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, the price of corn, soybean meal, and other feed protein products. Our two largest costs of production are corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management program used to protect against the price volatility of these commodities.

Our net income decreased by approximately $11.1 million from the three months ended September 30, 2006 to the three months ended September 30, 2007, and by $19.5 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Net income decreased between periods primarily due to an increase in corn costs and a decrease in the price of ethanol. Corn costs were primarily affected by a 68.8% increase in the price of corn between quarters and a 62.1% increase in price between the nine month periods. The price increase was mainly driven by the increased demand for corn from new and expanding ethanol plants and increases in the price of other agricultural commodities such as soybeans and wheat.

We expect a downward trend in net income for the foreseeable future. Accordingly, cash distributions to our members may be curtailed during this time, as we may be required to retain our cash for future operating expenses. The primary driving force of the income trend is the declining price of ethanol. Since the end of the third quarter, the price of ethanol has declined sharply by approximately 19.2% due primarily to excess supply. In addition to the 1.4 billion gallons that came into production during the first three quarters of 2007, an estimated 4.5 billion gallons are expected to hit the market in 2008. Unless U.S. Congress adopts an amendment to the current Renewable Fuels Standard (RFS), we anticipate that the demand and supply imbalance will continue through the end of 2008. While the U.S. Senate passed a bill in June 2007 requiring that 13 billion gallons of renewable fuels be in use by 2013 and 36 billions by 2022, in addition to the current mandate of 7.5 billion gallons of renewable fuels in use by 2012, it is uncertain whether this or a similar bill will become law. In addition, although the corn yield for the 2007 harvest season is expected to be very favorable given the number of acres planted and fortunate good weather, we do not anticipate that the improved corn yield will affect the corn price enough to provide any significant improvement on our margins.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended		Quarter Ended
	September 30,		September 30,
	2007		2006
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue:
Ethanol	23,781,838	83.4	30,907,866	89.0
Distillers Grains	4,489,953	15.7	3,579,008	10.3
Incentive	250,000	0.9	254,422	0.7
Total	28,521,791	100	34,741,296	100

Cost of Revenue	23,399,417	82.0	17,035,402	49.0

General and Administrative Expense	1,249,828	4.4	1,696,156	4.9

Other Operating Income (Expense)	727,252	2.5	(273,212)	(0.8)

Net Income	4,599,799	16.1	15,736,526	45.3

Revenues - Revenues decreased $6.2 million, or 17.9%, to $28.5 million for the three months ended September 30, 2007 from $34.7 million for the three months ended September 30, 2006. The decrease was due to a decline in revenue from the sale of ethanol, offset partially by an increase in revenue from the sale of distillers grains.

Revenue from the sale of ethanol decreased 23.1% from the three months ended September 30, 2006 to the three months ended September 30, 2007.  The decrease was primarily due to a 25.6% decline in the price per gallon. The price of ethanol continues to decrease as the supply from new production outpaces demand.

Revenue from the sale of distillers grains increased 25.4% from the three months ended September 30, 2006 to the three months ended September 30, 2007. This increase was directly correlated with the increased price of other commodities such as corn, soybean meal and wheat. It is anticipated that revenue from the sale of dried distillers grains will continue to fluctuate in conjunction with the prices of these commodities.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $6.3 million, or 37.4%, to $23.3 million for the three months ended September 30, 2007 from $17.0 million for the three months ended September 30, 2006. Cost of revenues increased between periods due to a 93.0% increase in corn costs, including costs from our hedging strategies, offset by a 17.2% decrease in denaturant costs and a 9.4% decrease in natural gas costs.

Corn costs increased from the three months ended September 30, 2006 to the three months ended September 30, 2007 due to an increase in market price and the effect of changing corn prices on our corn hedging and forward contracts. The local price of corn increased 68.8% during this period due to a concern of low carryout at the end of 2006 and due to an increased demand for corn from the growing ethanol industry.

Denaturant costs decreased from the three months ended September 30, 2006 to the three months ended September 30, 2007 due to a reduction in usage. Natural gas costs decreased for the same period due to a 2.7% decline in cost per decatherm and the positive impact from our hedging strategies.

General and Administrative Expenses - General and administrative expenses decreased $446,000, or 26.3%, to $1.2 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006. The decrease was primarily due to a decrease in costs associated directly with the decrease in net income, such as management incentive fees.

Other Operating Income (Expense) – Operating income (expense) increased $1 million, or 366%, to an income of $727,000 for the three months ended September 30, 2007 from a $273,000 expense for the three months ended September 30, 2006. This increase was primary due to the capitalization of $1.1 million in interest costs in connection with the plant expansion. We capitalized eligible interest costs on existing debt because we made expenditures for qualifying assets in connection with the plant expansion.

Net Income - Net income decreased $11.1 million, or 70.7%, to $4.6 million for the three months ended September 30, 2007 from $15.7 million for the three months ended September 30, 2006.  This change was caused primarily by, as discussed above, a decrease in ethanol revenue and an increase in corn costs.

Comparison of the nine months ended September 30, 2007 and 2006

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007		2006
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue:
Ethanol	78,291,463	84.7	81,220,345	88.0
Distillers Grains	13,648,617	14.8	10,511,360	11.4
Incentive	500,000	0.5	540,872	0.6
Total	92,440,081	100	92,272,577	100

Cost of Revenue	75,250,406	81.4	53,552,228	58.0

General and Administrative Expense	3,783,079	4.1	4,408,618	4.8

Other Operating Income (Expense)	332,237	0.4	(1,085,240)	(1.2)

Net Income	13,738,833	14.9	33,226,491	36.0

Revenues - Revenues increased $167,000, or 0.2%, to $92.4 million for the nine months ended September 30, 2007 from $92.2 million for the nine months ended September 30, 2006. Revenues increased slightly due to an increase in revenue from the sale of distillers grains, offset by a decrease in revenue from the sale of ethanol.

Revenue from the sale of ethanol decreased 3.6%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007.  The decrease was due to a 4.7% decrease in the price per gallon, offset by a 1% increase in sales volume.

Revenue from the sale of distillers grains increased 29.8%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The increase was primarily attributed to the significant increase in price of corn and other agricultural commodities between periods.

Cost of Revenues - Cost of revenues, including production expenses, increased $21.6 million, or 40.5%, to $75.2 million for the nine months ended September 30, 2007 from $53.5 million for the nine months ended September 30, 2006. The increase was primarily due to an 88.2% increase in corn costs, including costs from our hedging strategies, offset by a 13.8% decrease in our natural gas costs and a 7.4% decrease in chemical costs.

Corn costs increased from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 due to an increase in the price of corn and the effects of changing corn prices on our corn hedging and forward contracts. The local price of corn increased 62.1% during this period due to a concern of low carryout at the end of 2006 and the effect of increased demand from the growing ethanol industry

Natural gas costs decreased from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 due a 3.5% decline in cost per decatherm and the positive results of hedging strategies. Chemical costs decreased during the same periods due to bulk purchase discounts and usage variations.

General and Administrative Expenses - General and administrative expenses decreased $625,000, or 14.1%, to $3.7 million for the nine months ended September 30, 2007 from $4.4 million for the nine months ended September 30, 2006. The decrease was primarily due to a decrease in costs associated directly with the decrease in net income, such as management incentive fees.

Other Operating Income (Expense) – Operating income (expense) increased $1.4 million, or 130%, to an income of $332,000 for the nine months ended September 30, 2007 from a $1.08 million expense for the nine months ended September 30, 2006.  The increase was due to, as discussed above, the capitalization of interest associated with the financing of our current plant expansion.

Net Income - Net income decreased $19.4 million, or 58.6%, to $13.7 million for the nine months ended September 30, 2007 from $33.2 million for the nine months ended September 30, 2006. This change was caused primarily by, as discussed above, a decrease in ethanol revenue and an increase in corn costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $15.0 million revolving credit facility which is discussed below under “Indebtedness.”  Net working capital as of September 30, 2007 was $9.1 million compared to $27.3 million as of September 30, 2006. The decrease in liquidity was primarily due to the disbursement of cash to pay for the plant’s expansion, which is currently in the construction phase and is scheduled for completion in the spring of 2008.

The following table shows the cash flows between the nine months ended September 30, 2007 and the nine months ended September 30, 2006.

	Nine Months Ended September 30,
	2007	2006
Net cash from operating activities	$18,857,802	$30,523,987
Net cash (used for) investing activities	$(39,395,374)	$(357,665)
Net cash provided by (used for) financing activities	$1,409,228	$(15,973,732)

Cash Flow From Operating Activities - Operating activities provided $18.9 million for the nine months ended September 30, 2007, compared to $30.5 million for the nine months ended September 30, 2006. The decrease of $11.6 million was primarily due to a decrease in net income and a decrease in inventory, offset by a decrease in accounts payable. Inventory decreased due to a decrease in the number of gallons in inventory and a decrease in the net realizable value.

Cash Flow From Investing Activities - Investing activities used $39.4 million for the nine months ended September 30, 2007, compared to $357,000 for the nine months ended September 30, 2006. Cash used for investing activities for the nine months ended September 30, 2007 consisted of significant expenditures for the plant’s expansion, while cash used for investing activities for the nine months ended September 30, 2006 consisted primarily of general improvement projects for the operation of the plant.

Cash Flow From Financing Activities - Financing activities provided $1.4 million for the nine months ended September 30, 2007, compared to using $15.9 million for the nine months ended September 30, 2006. Net cash provided for financing activities for the nine months ending September 30, 2007 was due to the advancement of funds on our construction note, offset by a principal reduction on the refinancing of our existing debt, as well as a decrease in excess of outstanding checks over bank balance. Net cash used for financing activities for the nine months ended September 30, 2006 was due to our regular principal payments and cash distributions to our members.

We are currently funding the expansion of our plant with a combination of debt financing and cash flows from operations. The total estimated cost of the expansion is approximately $89 million, of which $29 million is financed with cash and the remainder through additional debt provided by our lender, AgCountry Farm Credit Services. To finance the debt portion, we entered into a new credit agreement with AgCountry on August 10, 2007.

Indebtedness

 As of the date of this filing, we have three loans outstanding with AgCountry under a new Credit Agreement dated August 10, 2007: a $70.0 million variable loan, a $20.0 million variable rate loan, and a $15.0 million variable-rate revolving loan. Prior to the amended and restated Credit Agreement of August 10, 2007, the three notes outstanding were an $8 million variable rate, revolving loan, a $26.5 million variable rate loan and a $5.0 million variable rate loan.

The $15.0 million variable rate, revolving loan permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the unpaid principal balance and $15 million. The revolving amount reduces to $7.5 million one year prior to the loan’s maturity of July 1, 2018. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable monthly. The total unpaid principal balance is due at maturity. The loan is subject to an unused commitment fee of 0.40% per year, payable quarterly. As of September 30, 2007, there was no principal balance outstanding on this loan.

 The new $20 million loan, which resulted from refinancing of the prior $26.5 million and $5.0 million loans, is subject initially to a variable rate of LIBOR plus 3.0%. We have the option at later date to elect a fixed or adjustable rate as provided by AgCountry for any borrowed amount exceeding $1 million, so long as we give written notice to AgCountry. Payments of principal and interest are due quarterly with a balloon payment due at maturity on July 1, 2013. The principal balance outstanding for the loan was $19.1 million as of September 30, 2007.

The $70.0 million expansion loan is subject to a variable rate of LIBOR plus 3.0%, adjusted and payable monthly. We are subject to an unused commitment fee of 0.40% per year on any funds not borrowed through the required completion date of the expansion project (August 1, 2008). Upon completion of the expansion project, the loan will be converted to a term loan, at which time we may elect a variable or fixed rate made available by AgCountry. Payments of principal and interest will be due quarterly beginning on July 1, 2008 with a balloon payment due at maturity on April 1, 2016. Prepayment is subject to penalty in an amount that will result in AgCountry being made whole for any actual and imputed funding losses.

The three loans are secured by our real property, tangible and intangible property, buildings, improvements, equipment, personal property, and contracts. In addition to standard covenants and conditions in the amended credit agreement, we are subject to certain conditions and/or covenants including: 1) a distribution limitation of, prior to substantial completion of the expansion project, not greater than 40% of net income, and, after substantial completion of the expansion project, not greater than 75% of net income, and 100% of net income so long as we achieve an owners’ equity ratio (as defined) exceeding 60% and working capital exceeding $12 million; 2) a capital expenditure limitation of $750,000 for expenditures unrelated to the expansion project prior to completion of the expansion project and $2 million after completion; 3) a minimum working capital of $5 million until completion of the expansion project, $10 million for the first year after completion, and $12 million after the second year; and 4) a current ratio of 1.20:1, the calculation of which includes the unfunded balance from the revolving loan. As of September 30, 2007 and the date of this filing, we were in compliance with all covenants and conditions under the Credit Agreement.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our results of operations and financial condition.

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

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment will be provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets that are placed in service.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from the actual useful lives.  Differences between estimated lives and actual lives may be significant, but we do not expect events that occur during the normal operation of our plant related to estimated useful lives to have a significant effect on results of operations.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable judgment by management is necessary to estimate future cash flows and may differ from actual cash flows.  We do not expect a material impairment of assets based on our assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.

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

Revenue from federal and state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under each applicable program.  When it is uncertain whether we will receive full allocation and payment due under the state incentive program, we derive an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program.  The estimate is subject to change as we become aware of increases or decreases in the amount of funding available under the state incentive program or other factors that affect funding or allocation of funds under such programs.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the September 30, 2007 and December 31, 2006 balance sheets at their fair market value.

On the date the derivative instrument is entered into, we designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

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

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and as such are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process and, as such, are sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st — November 7th) and withdrawal  (November 14th – March 31st) seasons. The price of distiller grains is influenced by the price of corn and soybean meal.

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

Gains and losses on futures and options contracts used as economic hedges of corn inventory as well as on forward cash corn and basis contracts, are recognized as a component of our cost of revenues for financial reporting on a monthly basis using month-end settlement prices for futures on the Chicago Board of Trade.  Corn inventories and distillers grains are marked to fair value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts are offset by gains or losses on inventories during the same accounting period.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of September 30, 2007 and September 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse
		Change—
Quarter Ended	Fair Value	Risk
September 30, 2007	$33,533,488	$3,353,349
September 30, 2006	$18,170,405	$1,817,041

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. As of September 30, 2007, we had $19.1 million and $15.1 million in outstanding variable rate debt with a variable rate at 8.54%. We manage the interest rate risk associated with variable-rate debt by monitoring the effects of market changes on the interest rates and converting portions to fixed-rate debt whenever possible.

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

Changes in Internal Controls

There were no changes in our internal controls during the three months ended September 30, 2007 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                         Legal Proceedings.

None.

Item 1A.                Risk Factors.

During the quarter ended September 30, 2007, except as stated below, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2006 Annual Report on our Form 10-K.

As ethanol production increases in the industry, the price of ethanol is expected to remain depressed or decrease further. According to the Renewable Fuels Association (RFA), domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January 1999 to 7.02 billion gallons per year as of October 2007. Additionally, there is a significant amount of capacity being added to the ethanol industry. As of October 2007 approximately 6.4 billion gallons per year of production capacity is currently under construction at new and existing facilities. Of the 6.4 billion gallons, approximately 3.4 billion gallons is expected to come into production in the next seven to nine months with the remaining potential capacity coming into production by the end of the first quarter of 2009. The added production capacity, however, is not equally being met with increased demand. As a result, the price of ethanol has decreased, and could decrease even further with new production coming on line nationwide. If the current market trends continue, it may have an impact on the future projections. Since the third quarter ended September 30, 2007, for example, the price has decreased by 19.2%. If the current price of ethanol remains the same or decreases further, and our costs and expenses remain the same or increase, it is likely to have a material adverse effect on our business, results of operations and financial condition, including the curtailment of any distributions to our members.

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

GREAT PLAINS ETHANOL, LLC

Dated: November 14, 2007	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fifth Amended and Restated Operating Agreement dated April 17, 2006 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
10.1	Master Credit Agreement with AgCountry dated August 10, 2007
10.2	First Supplement to the Master Credit Agreement with AgCountry dated August 10, 2007
10.3	Second Supplement to the Master Credit Agreement dated August 10, 2007
10.4	Third Supplement to the Master Credit Agreement with AgCountry dated August 10, 2007
10.5	Refinancing, Revolving and Expansion Promissory Notes dated August 10, 2007
10.6	Mortgage with AgCountry dated August 10, 2007
10.7	Security Agreement with AgCountry dated August 10, 2007
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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