Form 10-K
period 2007-12-31
GREAT PLAINS ETHANOL LLC
filed 2008-03-27
CIK 1135568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The aggregate market value of the registrant’s capital units held by non-affiliates at June 30, 2007 was approximately $74,533,000. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of March 1, 2008, there were 1,513 Class A, 200 Class B and 2,029 Class C capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy/Information Statement for the 2008 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by Great Plains Ethanol, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.  Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. As stated elsewhere in this report such factors include, among others:

•                                          Excess growth, production capacity and supply in the ethanol industry;

•                                          The price volatility and uncertainty of raw materials used in the production process, particularly with corn and natural gas;

•                                          Changes in the weather or general economic conditions impacting the availability and price of commodities, particularly corn and natural gas;

•                                          The results of our risk management or hedging strategies;

•                                          Competition from alternative fuels and alternative fuel additives;

•                                          Fluctuations in U.S. oil consumption and petroleum prices;

•                                          Changes in capital improvements or development plans;

•                                          The availability of additional capital to support capital improvements and development;

•                                          The availability and adequacy of our cash flow to meet our requirements;

•                                          Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•                                          Damage to or loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•                                          An increase in environmental regulation and scrutiny from federal and state governments; and

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

PART I

Item 1. Description of Business.

Overview

Great Plains Ethanol, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and operates an ethanol plant (the “plant” or “our plant”) near Chancellor, South Dakota. We were organized under South Dakota law in 2000, after which we commenced an equity offering and obtained debt financing to build our plant. Our members are primarily agricultural producers who principally reside in South Dakota.

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers located primarily in the U.S.  Corn for our production process is supplied primarily from local agricultural producers and from purchases on the open market. After processing the corn, we sell our ethanol to POET™ Ethanol Products, LLC (f/k/a Ethanol Products, LLC), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental U.S.  All of our distillers grains are sold through our marketing agent, POET™ Nutrition, Inc. (f/k/a Dakota Commodities), which markets and sells the product to livestock feeders located primarily in the continental U.S.  The day-to-day operations of the plant are managed by POET™ Plant Management, LLC, of Sioux Falls, South Dakota.

 Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products, although in 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level.  The greatest effect on the price of ethanol is the supply and demand for ethanol in the markets. Our two largest costs of production are corn and natural gas.

General Developments of Business

We were organized in 2000 as a South Dakota limited liability company. We are taxed as a partnership for federal income tax purposes, meaning that all of our income is subject to single-level, pass through tax treatment at the member level rather than at the company level.

We completed construction of our plant in March 2003, and commenced full operations in April 2003.  We originally built our plant with an annual name-plate production capacity of 40 million gallons of ethanol. Since that time, we have made significant capital improvements to our plant. In August 2005, we completed construction for and incorporated BPX™ technology into the production process. In addition to reducing energy costs, BPX™ releases additional starch content in the ethanol conversion process, increases the protein content and quality of our products and decreases emissions. Incorporating the BPX™ technology also increased our annual name-plate production capacity to 45 million gallons of ethanol.  In August 2006, we commenced construction on our plant’s expansion which increased our annual name-plate capacity to 100 million gallons of ethanol.  Construction on the expansion was completed the week of March 17, 2008. In addition, we commenced construction in November 2007 of a solid waste fuel boiler, which will be produce enough steam to supply up to 55% of the expanded plant’s energy requirements. The boiler is scheduled to be completed in early fall 2008.  The design and construction of the BPX™, expansion and solid waste fuel boiler projects was and is being completed by POET™ Design and Construction, Inc. (f/k/a Broin and Associates, Inc.), of Sioux Falls, South Dakota, our plant’s original design-builder.

Principal Products

We produce two main products at our plant: fuel grade ethanol and distillers grains.

Ethanol

Ethanol is ethyl alcohol.  Ethanol is produced from starch or sugar-based feed products such as corn, potatoes, wheat, and sorghum, as well as from agricultural waste products including sugar, rice straw, cheese whey, beverage wastes and forestry and paper wastes. Historically, corn has been the primary source of producing ethanol because of its relatively low cost, wide availability and ability to produce large quantities of carbohydrates that convert into glucose more easily than other products.  Today, approximately 90% of the ethanol produced in the U.S. is produced from corn.

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

For our fiscal years ended December 31, 2007, 2006 and 2005, our revenues from sales of ethanol were approximately 83.7%, 88.0% and 83.3% of total revenues, respectively.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains.  Distillers grains are a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries. It is a popular animal feed supplement, with millions of tons produced in North America annually.  Most of the distillers grains produced in the U.S. are sold for use in animal feeds within the continental U.S., but an increasing percentage is exported to countries like Mexico and those located on the Pacific Rim.

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

For our fiscal years ended December 31, 2007, 2006 and 2005, our revenues from sales of distillers grains were approximately 15.6%, 11.4% and 15.8% of total revenues, respectively.

Marketing and Distribution

Ethanol

All of our ethanol is sold to POET™ Ethanol Products, LLC (f/k/a Ethanol Products, LLC), the terms of which are governed by an agreement.  POET™ Ethanol Products, in turn, markets and sells the ethanol to major, multi-national oil companies with blending and refinery facilities located throughout the continental U.S. The price that we receive from the sale to POET™ Ethanol Products is based upon various contracts between POET™ Ethanol Products and its customers, and is fixed upon the transfer of title to POET™ Ethanol Products.

We ship our ethanol using rail cars operated by POET™ Ethanol Products or trucks supplied by companies with which POET™ Ethanol Products contracts. Transfer of title and risk of loss shifts to POET™ Ethanol Products upon the loading of the ethanol onto railcars and trucks at our plant site. We are served by rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate the transportation of approximately 90% of our ethanol. We are also served by multiple South Dakota state highways and Interstate Highways 29 and 90, which provide transportation links in all directions.

Our agreement with POET™ Ethanol Products is in effect until October 2013, and automatically renews for three-year terms unless terminated by either party upon three months advanced notice. POET™ Ethanol Products charges us a marketing and service fee based upon each gallon of ethanol sold. Shipping costs associated with the transportation of ethanol are borne by us and are included in gross revenues and cost of revenues. POET™ Ethanol Products also charges us a fee for each gallon of ethanol to which renewable identification numbers, or RINS, are assigned, which is necessary for complying with the federal renewable fuels standard and the U.S. Environmental Protection Agency’s enforcement of such standard.  In the event that our relationship with POET™ Ethanol Products is interrupted for any reason, we believe that another entity to market the ethanol could be located. Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

Distillers Grains

All of our distillers grains are sold through POET™ Nutrition, Inc. (f/k/a Dakota Gold Marketing), the terms of which are governed by a marketing agreement. We produce three variations of distillers grains that are marketed through POET™ Nutrition: 1) Dakota Gold™; 2) DDGS; and 3) distillers wet grains. Dakota Gold™ is DDGS which contains a certification indicating that DDGS meet certain standards and specifications. The production and sale of distillers wet grains varies depending upon the general operations of the plant and actual market conditions for each product.

POET™ Nutrition markets our distillers grains to local, regional, national and international markets. We sell Dakota Gold™ and DDGS primarily to markets in the western and southwestern U.S. and to Mexico, while shipments of modified distillers wet grains and distillers wet grains are sold to local and regional markets. Shipments of Dakota Gold™ and DDGS are transported by rail because of a longer shelf life, whereas shipments of distillers wet grains are transported by truck. We also contract with POET™ Nutrition for the use of railcars in transporting Dakota Gold™ and DDGS, paying POET™ Nutrition a flat fee per railcar in connection with each shipment in addition to a railcar mileage fee depending upon the destination. All shipping costs associated with the transportation of distillers grains are borne by us and are included in gross revenues and cost of revenues. Although we rely on POET™ Nutrition to market 100% of our distillers grains, POET™ Nutrition is not dependent upon one or a limited number of customers.

Our marketing agreement with POET™ Nutrition is in effect until October 2013, automatically renewing for three-year terms unless discontinued by either party upon at least three months advanced written notice prior to the end of the term. We pay POET™ Nutrition a marketing fee based on gross monthly sales of distillers grains. We are responsible for all accounts receivable losses, and POET™ Nutrition is responsible for invoicing all loads and receiving payments from the customers, the payment of which is remitted to us.

Risk Management

Due to fluctuations in the price of corn and natural gas, we use risk management or hedging strategies to minimize our commodity risk.  Hedging is a means of protecting the price that we will buy corn and natural gas in the future.  All of the commodity risk management services relating to corn and natural gas are provided by POET™ Plant Management under a risk management agreement.  Under the agreement, we pay POET™ Plant Management an annual flat fee.  This agreement is in effect until January 2012, renewing automatically for additional five-year terms unless discontinued by either party upon written notice prior to the expiration of the term.

Dependence upon a Single or Few Customers

We, as discussed above, are substantially dependent upon POET™ Ethanol Products for the purchase, marketing and distribution of ethanol. POET™ Ethanol Products purchases 100% of our ethanol, all of which is marketed and distributed to its customers.

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S.  All of the products sold to our customers for fiscal years 2007, 2006 and 2005 were produced in the U.S., and all of our long-lived assets are domiciled in the U.S. In addition, 97.4% of revenues in 2007 were derived from sales to customers in the U.S. and 2.6% of sales were derived from sales outside of the U.S.

Sources and Availability of Raw Materials

Corn

Our production process requires an ample supply of corn. To operate at a name-plate capacity of 45 million gallons annually, we require approximately 14 million bushels of corn annually. Following expansion to 100 million gallons annually, our corn requirements will increase to approximately 37 million bushels of corn annually. Bushels are supplied by our Class A members on a trimester basis and by purchasing from local corn producers and storage elevators.

In 2007, Class A members supplied and delivered approximately 15.8% of our corn requirements based on a corn delivery obligation. Class A members receive payment for their delivery of corn based on an average of market prices at predetermined elevators, or at individually contracted prices, plus a freight allowance. The remaining balance of our corn requirements is supplied from purchases on the open market, based upon individually contracted prices. Our Class A members may apply on an annual basis to be released from the corn delivery obligation if any of the following conditions apply: 1) the member historically has not produced enough corn to meet the requirement; 2) the member does not produce enough corn to meet the requirement because the member’s corn is fed to livestock; or 3) the member produces and stores the majority of the member’s corn greater than 40 miles from our plant. As of December 31, 2007, approximately 29.0% of our Class A members were granted an exemption from the corn delivery obligation.

Historically, our location in Turner County, South Dakota, has provided an ample supply of corn to meet and exceed our plant’s name-plate production capacity. We also believe that our location will continue to provide an ample supply of corn to meet the new corn requirement following expansion. However, there may be increased pressure on corn supply in the local area and possibly price because a new 100 million gallon plant, US Bio Marion, was built approximately 15 miles from our plant, and started operating in February of 2008.

Natural Gas

Our production process requires a significant and constant amount of natural gas. Natural gas is necessary to power our boilers that generate steam for the cooking, evaporation, and distillation processes, as well as the drying of distillers grains. We contract with NorthWestern Corporation of Sioux Falls, South Dakota, to supply and distribute natural gas to our plant. Our agreement with NorthWestern is in effect until 2018. The agreement requires that we use a minimum amount of natural gas on an annual basis to cover NorthWestern’s previously incurred costs of constructing a pipeline to our plant. In the event that we do not use a minimum amount of natural gas, NorthWestern is entitled to draw on an irrevocable standby letter of credit which was originally issued in 2003 and has been renewed annually ever since. Since operations were commenced, we have used the minimum amount of natural gas required by the agreement, and we have not experienced any interruption in supply.

We also have a natural gas reservation security agreement with Northern Natural Gas of Omaha, Nebraska. This agreement allows us to purchase natural gas from Northern Natural Gas in the event that we need additional natural gas to supply to our plant after expansion. The agreement is in effect until 2011. In the event that we do not use or displace the natural gas from the distributor, Northern Natural Gas is allowed to draw on an irrevocable standby letter of credit.

Water

Our production process requires a significant amount of water. Water supply and water quality are important requirements to produce ethanol. All of our water requirements are currently supplied from five existing wells. Since operations were commenced, we have not experienced any interruption or shortages in the supply of water as all our requirements have been met.

Electricity

Our production process requires a significant and constant amount of electricity. Electricity is necessary for lighting purposes and to power certain machinery and equipment. We contract with Southeastern Electric Cooperative of Marion, South Dakota, to provide all of our electric power requirements. The agreement is in effect indefinitely unless we breach the agreement, at which time Southeastern may terminate it. The agreement sets rates based upon a rate structure and requires a minimum purchase of electricity annually. Since operations were commenced, we have not experienced any shortages in the supply of electricity as all our requirements have been met.

Alternative

We are currently constructing a solid waste fuel boiler system which will be used to provide an alternative energy source for the plant’s production process. Construction is scheduled to be completed in early fall 2008. The solid waste boiler will incinerate unused and discarded wood products such as pallets, which will be provided from a local supplier, Mueller Pallets, LLC, of Sioux Falls, South Dakota.  The steam generated from the process will be captured and used to meet some of our energy needs. It is anticipated that after our plant’s expansion, the energy generated from this process will supply approximately 55% of our plant’s energy requirements, consequently reducing our dependence on natural gas.

Research and Development

We do not conduct any research and development associated with the development of new technologies for use in the production process. Rather, we rely on POET™ Research, Inc., of Sioux Falls, South Dakota, to research and develop new technologies. POET™ Research provides us this technology through a license agreement, where we pay POET™ Research a licensing fee on a quarterly basis.  The agreement is in effect until either we terminate our management relationship with POET™ Plant Management or we decide unilaterally not to use the technology.

Competition

Domestic

We are in direct competition with numerous other ethanol and distillers grains producers, many of which have significantly greater resources. Additional ethanol and distillers grains producers also continue to enter the market.  As of March 2008, the ethanol industry has grown to 143 production facilities in the U.S., compared to 113 production facilities as of February 2007. The largest ethanol producers include Archer Daniels Midland, Aventine Renewable Energy, Cargill, and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we do.  There are numerous ethanol plants of a similar size to us located in the Midwest region. In addition, at least 57 new ethanol plants and seven expanding plants, with a combined annual production capacity of over five billion gallons annually, are set to come into production in the next 18 months, which will increase the ethanol production capacity of our competitors.

In South Dakota, excluding the plant, there are currently 14 plants in full production and one plant under construction, all of which have a combined production capacity of approximately 760 million gallons. One plant, US Bio Marion, is located approximately 15 miles from our plant. Despite this concentration and growth, we believe that we can continue to compete effectively because of the advanced technology incorporated into the areas of our production process and product development, and the aggressive marketing strategies pursued by our marketers.

The following table identifies most of the producers in the U.S. along with their production capacities.

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn	100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	48
	Atlantic, IA	Corn		110
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn	110
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
.	Mt. Vernon, IN	Corn

Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
BioFuel Energy - Pioneer Trail Energy, LLC	Wood River, NE	Corn		115
BioFuel Energy - Buffalo Lake Energy, LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Calgren	Pixley, CA	Corn		55
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn		50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn	60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn	50
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20

Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
KL Process Design Group	Upton, WY	Wood waste	1.5
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid America Agri Products/Horizon	Cambridge, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	40
	Boardman, OR	Corn	40
	Burley, ID	Corn		50

	Stockton, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
POET	Sioux Falls, SD		1,208	327
	Alexandria, IN	Corn			#
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn			#
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn
	Macon, MO	Corn
	Marion, OH	Corn			#
	Mitchell, SD	Corn
	North Manchester, IN	Corn			#
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Range Fuels	Soperton, GA	Wood waste		20
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC*	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn	130

Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	310	440
	Woodbury, MI	Corn
	Hankinson, ND	Corn			#
	Central City , NE	Corn			#
	Ord, NE	Corn
	Dyersville, IA	Corn			#
	Janesville, MN	Corn			#
	Marion, SD	Corn
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Ft. Dodge, IA	Corn
	Albion, NE	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn			#
	Hartely, IA	Corn			#
	Bloomingburg, OH	Corn			#
Western New York Energy, LLC	Shelby, NY	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo	100
	Russell, KS	Milo/wheat starch	48
	Plainview, TX	Corn		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40
Total Current Capacity at 143 ethanol biorefineries			8,159.9
Total Under Construction (57)/Expansions (7)				5,246.0
Total Capacity			13,405.9

* locally-owned

# plant under construction

Updated:  March 4, 2008

Renewable Fuels Association

International

Ethanol production is expanding internationally.  Brazil has long been the world’s largest producer and exporter of ethanol, although since 2005 ethanol production in the U.S. has exceeded Brazilian production. Ethanol is produced more cheaply in Brazil than in the U.S. because of the use of sugarcane, a less expensive raw material alternative to corn. However, because of various tariffs on the importation of ethanol into the U.S., the price of ethanol produced in the U.S. is currently more competitive than ethanol imported from Brazil.  In the event that these tariffs are reduced or eliminated, which are scheduled to expire in December 2008, the price of ethanol produced in the U.S. may become less competitive, which could adversely impact our and the industry’s ability to sell ethanol.

In addition, the Caribbean Basin Initiative, or CBI, allows for ethanol produced in participating Caribbean Basin countries to be imported into the U.S. duty free. While the Caribbean Basin Initiative caps the amount of duty free ethanol imported at 7% of the total U.S. production from the previous year, as total production in the U.S. grows, the amount of ethanol produced from the Caribbean area and sold in the U.S. will grow accordingly, which could impact our and the industry’s ability to sell ethanol.

Alternative Production Methods and Fuels

Alternative ethanol production methods, fuels and gasoline oxygenates are continually under development. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol are becoming less expensive.  Beginning in 2010, the Energy Independence and Security Act of 2007 (HR 6) requires that a specific volume of the renewable fuels standard be met by ethanol derived from cellulosic feedstocks. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively with companies that incorporate this production method.

Further, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains Competition

We also face direct competition with numerous ethanol producers that produce distillers grains as a by product of the production process. Sales of distillers grains are highly dependent on product quality, availability, and price of competing feed ingredients. As domestic ethanol production increases, the amount of distillers’ grains entering the market is expected to increase and may reach the point of market saturation. If such point is reached, we may need to sell an increasing supply of distillers grains to international markets where additional costs could be realized.

Federal and State Government Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives.  Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

The Renewable Fuels Standard

The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007 (HR 6) which was signed into law on December 19, 2007. The bill increases the renewable fuel standard, or RFS, which sets the annual requirements for the amount of renewable fuel produced and used in motor vehicles. The first RFS was established under the Energy Policy Act of 2005, which required that 4 billion gallons of ethanol and biodiesel be used in 2006 and 7.5 billion gallons be used by 2012. Under HR 6, however, the RFS is increased further, requiring 9 billion gallons of renewable fuels in 2008 and progressively increasing to 36 billion gallons by 2022. Beginning in 2010, a specific volume of the annual mandate is met by ethanol derived from cellulosic feedstocks, as opposed to corn. The specified volume of cellulosic ethanol use required increases incrementally, culminating in the use of 16 billion gallons of cellulosic ethanol annually in 2022. While the precise impact of HR 6 cannot yet be determined, we anticipate that it will maintain or enhance production of ethanol in the U.S.

The Clean Air Act and Oxygenated Gasoline Program

Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Oxygenated Gasoline Program, which became effective November 1, 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995 and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates to the gasoline. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol. MTBE has been linked to groundwater contamination and has been banned from use in approximately 25 states.

The Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy In 2004, the Volumetric Ethanol Excise Tax Credit (“VEETC”) was created. This law amended the federal gasoline excise tax structure effective January 1, 2005. As amended, the law creates a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended at 10%. The credit provided by VEETC replaced an exemption which allowed ethanol blended fuel to be taxed at a lower rate than regular gasoline. The use of ethanol as a fuel additive is enhanced by the availability of a credit from the federal gasoline excise tax. The VEETC is scheduled to expire on December 31, 2010.

Small Ethanol Producer Tax Credit

The Energy Policy Act of 2005 expanded who qualifies for the small ethanol producer tax credit. The credit is available for small ethanol producers with a production capacity up to 60 million gallons, compared to 30 million gallons before the Act. The credit is taken on the first 15 million gallons of production, but is capped at $1.5 million per year per producer. Because of our plant’s expansion to a 100 million gallon facility, we will not be eligible to use this credit after 2008.

Clean-Fuel Vehicle Refueling Equipment Tax Credit

The Energy Policy Act of 2005 created a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service until January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, it is expected to help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Imported Ethanol Tariffs and Quotas

Currently, there is a $0.54 per gallon tariff on imported ethanol, which is scheduled to expire in 2008.  In addition, ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export annually an aggregate of 7.0% of U.S. ethanol production with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit.

State Legislation Banning or Limiting MTBE Use

As of August 2007, 25 states, including California and New York, have banned or significantly limited the use of MTBE due to environmental and public health concerns. Ethanol has served as a replacement for much of the discontinued volumes of MTBE and is expected to continue to replace future volumes of MTBE that are removed from the fuel supply.

South Dakota

In South Dakota, the state provides an incentive production payment to ethanol producers operating in South Dakota. The production incentive consists of a direct payment to South Dakota ethanol producers of up to $0.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant and a maximum of $10 million over the life of a plant.  The program caps the payments that can be distributed to all plants based in South Dakota in a program year to no more than $7 million in payments in 2007 (program year ends on June 30), and every year thereafter. The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all plants in South Dakota.  As more plants commence production, or existing plants increase production, each plant receives a lower proportionate share of the maximum payment under the program.

Environmental Regulation and Costs

We are subject to extensive environmental regulation at the federal and state levels. The federal environmental regulations with which we must comply are promulgated by the U.S. Environmental Protection Agency (EPA) pursuant to the federal Clean Air Act. The state environmental regulations with which we must comply are promulgated by the South Dakota Department of Environment and Natural Resources (DENR). The EPA and the DENR regulate the air quality at the plant, in particular the emissions into the air. The DENR also regulates water collection and discharge. In addition to its own enforcement authority under this law, the EPA has delegated permitting and enforcement authority to the DENR. To conduct operations, we are required to have from these and other agencies the following permits:

•    Title Five Operating Permit from the DENR. The Title Five Operating Permit serves as the air quality and operation permit for our plant. We must conduct ongoing emissions testing to verify compliance with the Title Five Operating Permit.  This permit is due for renewal in 2012.

•    Bureau of Alcohol, Tobacco, Firearms and Explosives from the Department of Treasury.  This permit is required because of the alcohol content of ethanol, which is required to be renewed annually.

•    Surface Water Discharge Permit from the DENR. The Surface Water Discharge Permit regulates any storm water discharges associated with industrial activity. The permit requires us to provide the DENR with ongoing compliance reports. This permit is due for renewal in 2008.

•    Storm Water Discharge Permit from the DENR. The Storm Water Discharge Permit regulates any surface water from rain or other precipitation, which we collect and store in a storm water pond adjacent to our plant. This permit is due for renewal in 2008.

While we are currently in compliance with applicable environmental laws, regulations and permits, we will need to continue to comply with all permits and regulatory requirements. To ensure  this, we maintain an on-going program to ensure compliance with these requirements. Maintaining compliance also requires us to incur, occasionally, expenditures for such things as new or upgraded equipment or processes, some of which can be material and costly.

In addition, federal and state government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, the plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Management and Employees

POET™ Plant Management, LLC, manages our day-to-day operations. We pay POET™ Management a fixed annual fee and an incentive bonus based on our profitability. We also pay certain expenses incurred with respect to operation of the plant, while other expenses, including but not limited to, the provisions of a full time plant manager and technical manager, are paid by POET™ Plant Management.  POET™ Plant Management employs Mr. Rick Serie as the plant’s general manager. Mr. Serie oversees and is responsible for the operation and production on a day-to-day basis. Mr. Serie also serves as our designated chief executive officer and chief financial officer for reporting and other purposes.

As of March 1, 2008, we employed 53 employees, all of whom are full time. Not included in this number is the general manager, Mr. Serie, and the technical manager, both of whom are employed by POET™ Plant Management.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to the Securities Exchange Act of 1934, as amended, are filed with the SEC.  Such reports and other information filed by us with the SEC are available on the SEC website (www.sec.gov). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Our website is found at www.poetenergy.com, then clicking on “Meet POET,” “Plants,” “Chancellor, SD.”

Item 1A. Risk Factors.

Risk Related to Operations

Our financial performance is dependent on market prices for ethanol and distillers grains and corn, and our financial condition and results of operation are directly affected by changes in these market prices. Our results of operations and financial condition is significantly affected by the cost and supply of corn and by the selling price for ethanol and distillers grains. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no or little control, including overall supply and demand, government programs and policies, weather, availability and price of competing products, and other factors.

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

The price of distillers grains is affected by the price of other commodity products, and decreases in the price of these commodities could decrease the price of distillers grains.  Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. As a result, we may experience lower revenue and income.

Our business is subject to seasonal fluctuations. Our operating results are influenced by seasonal fluctuations in the price of our primary production inputs, namely corn, and the price of our primary product, ethanol. In recent years, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, our ethanol prices are substantially correlated with the price of unleaded gasoline. As a result, because the price of unleaded gasoline tends to rise during the summer, the price of ethanol generally rises in the summer.

Hedging transactions involve risks that could harm our profitability.  In an attempt to minimize the effects of the volatility of corn and natural gas on operating profits, we engage in hedging activities in the corn and natural gas futures markets.  The effectiveness of such hedging activities is dependent, among other things, upon the cost of corn and natural gas and our ability to sell sufficient products to utilize all of the corn and natural gas subject to the futures contracts.  There is no assurance that our hedging activities will reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices.  In addition, we may choose not to take hedging positions in the future, which may adversely affect our financial condition if corn and natural gas prices increase. Our hedging activities can also result in increased costs because price movements in corn and natural gas are highly volatile and are influenced by many factors that are beyond our control.

Our business is not diversified because it is limited to the fuel grade ethanol industry, which may limit our ability to adapt to changing business and market conditions.   Our sole business is the production and sale of fuel grade ethanol produced from corn and its co-product, distillers grains. Our plant does not have the capability of producing industrial or food and beverage grade ethanol, which is used in such products as cosmetics, perfume, paint thinner and vinegar. Our plant is also not equipped to capture carbon dioxide, another co-product of the ethanol production process. The lack of diversification of our business may limit our ability to adapt to changing business and market conditions.

We are heavily dependent upon POET™, LLC.  We have several agreements in place with companies owned and controlled by POET™, LLC, of Sioux Falls, South Dakota, including those related to the purchase or marketing of ethanol and distillers grains, management of the plant, design and construction, research and technology, and information technology.  If any of the agreements were to terminate, we might not be able to secure suitable and timely replacements for those services at a reasonable cost or at all, which would materially harm our business.

We are dependent upon POET™ Ethanol Products, LLC, to purchase and market all of our ethanol.   POET™ Ethanol Products is the exclusive purchaser of all of the ethanol produced at the plant which, in turn, markets and transports the ethanol to refineries located throughout the U.S.  If POET™ Ethanol Products breaches the ethanol marketing agreement or is not in the financial position to purchase all of the ethanol produced, we may not have any readily available means to sell the ethanol and our financial condition will be adversely and materially affected.  We would be forced to seek other arrangements to sell the ethanol produced, but there are no assurances that these arrangements would achieve results comparable to those achieved by POET™ Ethanol Products.

Interruptions in energy supplies could delay or halt production, which will reduce our profitability.  Ethanol production requires a constant and consistent supply of energy, including electricity, water and natural gas.  If there is any interruption in our supply of energy for whatever reason, such as supply, delivery or mechanical problems, we may be required to halt production.  If production is halted for any extended period of time, it will reduce our profitability.  We have agreements with various companies to provide us with needed energy, but we cannot assure that these companies will continue to be able to supply reliably the necessary energy that we need.  If we were to suffer interruptions in energy supply, our business would be harmed.

Risks Related to Industry

Overcapacity in the industry may result in a decrease in the price of ethanol and distillers grains. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. In addition, because ethanol production produces distillers grains as a by-product, increased ethanol production may lead to increased supplies of distillers grains. An increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers grains. Any decline in the price of distillers grain or the distillers grain market generally could have a material adverse effect on our business and financial condition.

We operate in an intensely competitive industry and there is no assurance that we will be able to compete effectively.  The ethanol business is highly competitive, and other companies presently in the market, or that are about to enter the market, could adversely affect prices for the products we sell. Commodity groups in the Midwest have encouraged the construction of ethanol plants, and there are numerous other entities considering the construction of ethanol plants. Nationally, the ethanol industry may become more competitive given the substantial construction and expansion that is occurring in the industry. We compete with other ethanol producers such as Archer Daniels Midland, Cargill, among others, all of which are capable of producing significantly greater quantities of ethanol than the amount we produce.  In light of such competition, there is no assurance that we will be able to compete effectively in the industry.

Competition from the advancement of technology may lessen the demand for ethanol and negatively impact our profitability.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our financial condition.

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

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce than it contributes, may affect the demand for ethanol which could affect our ability to market our product.  Certain individuals believe that use of ethanol will have a negative impact on retail prices.  Many also believe that ethanol adds to air pollution and harms car and truck engines.  Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced.  These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol that we produce which could lower demand for ethanol and negatively affect our profitability.

Risks Related to Plant Expansion and Alternative Energy

We may need to increase cost estimates for construction of our expansion and solid waste fuel boiler, and such increase could reduce our revenue stream and make the expansion unprofitable.  POET™ Design and Construction agreed to expand the plant and build the solid waste fuel based on a fixed contract price, according to the plans and specifications in design-build agreements.  We based our capital needs on a design for the plant expansion and boiler that will cost approximately $114.6 million.

There is no assurance that the final cost of the two projects will not be higher, nor is there assurance that there will not be design changes or cost overruns associated with these projects.  Any significant increase in the estimated construction cost of the projects may make these projects overly expensive to complete or less profitable to operate because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Construction delays could increase our costs.  We anticipate that construction of the solid waste fuel boiler will be completed in early fall of 2008; however, construction projects often involve delays due to weather conditions, or other events that delay the construction schedule. If it takes longer to construct the project than we anticipate, it may substantially increase our costs, which could have a material adverse effect on our results of operations and financial condition.

Risks Related to Governmental and Regulatory Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our business.

Tariffs effectively limit imported ethanol into the U.S., and their reduction or elimination could undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.  We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration date in December 2008. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business and financial condition.

Government incentives for ethanol production may be eliminated in the future. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those contained in the Energy Independence and Security Act of 2007. Under this law, the renewable fuels standard is increased to a mandate of 36 billion gallons by 2022.  The elimination or reduction of this standard could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol.

Changes in environmental regulations or violations of the regulations could reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our business.

Item 2. Properties.

Our plant is located on 119 acres of land that we own near the town of Chancellor in Turner County, South Dakota. This site is served by multiple state highways and is near Interstate Highways 29 and 90 and has rail facilities and connections to the Burlington-Northern Santa Fe railroad system to facilitate transporting the ethanol and distillers grains produced at our plant to certain markets.

The original construction of our plant was completed in 2003, and following completion of expansion in 2008, consists of the following main buildings and properties:

•                  An administrative building, which contains office equipment, computer system, and furniture and fixtures.

•                  A distillation building, which contains distillation columns and mole sieves.

•                  A dryer building which contains dryers, and a fluid bed.

•                  A boiler building which contains boilers.

•                  An evaporation building, which contains evaporations and related equipment.

•                  A grains receiving and shipping building, which contains a scale and dump pits, and adjacent storage bins.

•                  A mechanical building, which contains water treatment equipment

•                  A process building, which contains a slurry, centrifuges, fermenters, heat exchangers, lab, and a process office.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Member Units and Related Member Matters and Issuer Purchases of Equity Securities.

As of March 1, 2008 we had 508 Class A members, 1 Class B member, and 158 Class C members, representing a total of 549 members.

Trading Activity and Restriction

Our capital units are not traded on an established trading market such as a stock exchange or The NASDAQ Stock Market.  Rather, our capital units are traded on a “qualified matching service” as defined by federal tax code. Under the qualified matching service, interested buyers and sellers of our capital units are matched on the basis of rules and conditions set forth under the federal tax code, and all trades are subject to final approval by our board of managers. Our qualified matching service is operated through Alerus Securities Corporation, a registered broker-dealer operating an SEC registered Alternative Trading System.  The following table contains historical information by trimester for the past two years regarding the trading of capital units under the qualified matching service:

	Low	High	Average	Units
Trimester	Price (1)	Price (1)	Price	Traded
January - April 2006	$19,250	$21,000	$19,854	$14
May - August 2006	$22,500	$27,500	$25,000	$7
September - December 2006	$29,000	$29,750	$29,250	$3
January - April 2007	$23,500	$25,000	$24,000	$3
May - August 2007	$23,500	$26,500	$25,342	$19
September - December 2007	$15,000	$25,000	$19,642	$7

(1)          The rules under the qualified matching services prohibit firm bids; therefore, the prices reflect actual sales made during the two year period.

There were no issuer purchases of equity securities during the fourth quarter ended December 31, 2007.

Distributions

In 2006, we distributed to our members approximately $14 million in total cash distributions, or $3,750 per capital unit.

In 2007, we distributed to our members approximately $8.4 million in total cash distributions, or $2,250 per capital unit. In 2008, we have made no distributions to date.

Under the terms of our Fifth Amended and Restated Operating Agreement dated April 17, 2006, we are required to make a distribution to our members of at least 20% of the net cash from operations, as long as net cash from operations is in excess of $500,000 for that year, or our board of managers determines otherwise. However, we are prohibited from making any distributions that would violate or cause us to default under any of the terms of our credit facilities or debt instruments. For further details of the restrictions under our debt facilities, please see “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtedness.” In addition, distributions are required to be issued to members of record as of the last day of the trimester (four month periods) immediately prior to the trimester in which the distribution was approved by our board of managers.

Our ability to issue distributions is substantially dependent upon our profitability, the discretion of our board of managers subject to the provisions of our Operating Agreement, and the approval of our lender. Because of current economic conditions and our expansion projects, we anticipate a decrease in distributions in 2008 compared to 2007.

Item 6. Selected Financial Data

The following table sets forth selected financial data of Great Plains Ethanol, LLC for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

Great Plains Ethanol, LLC

10-K Summary

Item 6. Selected Financial Data

	2007	2006	2005	2004	2003 (1)
Statement of Operations Data:

Revenue	$116,860,787	$123,391,901	$84,645,519	88,920,352	52,354,635
Cost of Revenues	$96,632,969	$68,675,968	$65,434,525	71,588,411	42,833,701
Gross Profit	$20,227,818	$54,715,933	$19,210,994	17,331,941	9,520,934
General and Administrative Expense	$6,782,975	$6,044,239	$3,530,388	2,759,696	2,194,496
Income from Operations	$13,444,843	$48,671,694	$15,680,606	14,572,245	7,326,438
Interest Expense	$(276,290)	$(1,909,752)	$(1,404,660)	(1,176,009)	(1,177,471)
Other Income	$670,297	$399,886	$54,450	342,379	24,279
Net Income	$13,838,850	$47,161,828	$14,330,396	13,738,615	6,173,246

Capital Units Outstanding	3,742	3,742	3,742	3,742	3,742

Net Income per Capital Unit	$3,698	$12,603	$3,830	3,671	1,650
Cash Distributions declared per Capital Unit	$1,250	$4,000	$2,850	1,936	1,000

Balance Sheet Data:

Working Capital	$15,573,748	$29,898,507	$4,732,343	2,088,786	3,669,394
Net Property, Plant & Equipment	$115,144,690	$51,788,029	$47,105,398	44,265,244	45,425,534
Total Assets	$149,317,309	$97,449,445	$63,368,068	56,047,104	60,655,872
Long-Term Debt Obligations	$59,959,430	$19,229,863	$21,627,548	19,831,903	29,099,564
Members Equity	$71,843,803	$62,682,453	$30,488,625	26,822,928	20,329,536
Book Value per Capital Unit	$19,199	$16,751	$8,148	7,168	5,433

(1) We commenced operations on March 20, 2003.; therefore, our financial data only represents nine months of operations.

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

Overview

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers located primarily in U.S.  Corn for our plant’s production process is supplied primarily from local agricultural producers and from purchases on the open market. After processing the corn, ethanol is sold to POET™ Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located in the continental U.S.  All of our distillers grains are sold through POET™ Nutrition, Inc., which markets and sells the product to livestock feeders primarily located in the continental U.S.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Since 2006, federal incentive programs are no longer a source of revenue, in contrast to South Dakota’s program which continues to provide us a nominal source. The price of ethanol is influenced by factors such as prices of unleaded gasoline and the petroleum markets, weather, government policies and programs, and supply and demand. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. Like ethanol, excess grain supply in the market puts downward pressure on the price of distiller grains. Our two largest costs of production are corn and natural gas. The cost of natural gas and corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

Executive Summary

We generated higher than expected profits in 2007 but significantly lower profits compared to 2006. Our net income decreased from $47.1 million in 2006 to $13.8 million in 2007. The major factors driving this result are an increase in corn costs and a decrease in ethanol prices. Corn costs increased approximately 87% from 2006 to 2007 because of increased demand from the ethanol industry and lower corn supply projections. The price of ethanol per gallon, in contrast, decreased 19.8% as of December 31, 2007 compared to December 31, 2006, because of excess supply in the industry.  Offsetting these factors, however, are increases in our revenue from the sale of distillers grains. Revenue from the sale of distillers grains increased 30% between periods.  The price of distillers grains rose because of increases in demand from livestock producers who increased their use of distillers grains for feed purposes due to the high price of corn and other protein based feed products.

We are expecting challenges in 2008, which could cause further profit erosion.  Our first challenge is dealing with the high price of corn. While the 2007 corn crop in the U.S. set a record at 13.1 billion bushels harvested, up 24% from 2006, we expect prices to linger at or above their current level ($5.22 per bushel as of March 25, 2008) through at least the summer. A factor contributing to this expectation is the lower than projected carryout from 2007. On January 11, 2008, the USDA revised its December carryout projection from 1.797 billion bushels to 1.438 billion bushels, because of increased feed use for livestock and other residual uses. Another factor, and an additional challenge we face, is the increase in demand for corn from the ethanol industry. In the U.S., another 5.6 billion gallons of ethanol are expected to enter the market in the next 18 months, all from new or expanding plants. Unless new markets for ethanol open up to absorb these gallons, we anticipate that ethanol prices will remain depressed or possibly commence a downward trend. The newly enacted renewable fuels standard, or RFS, which mandates the use 9.0 billion gallons of renewable fuels in 2008 and 15 billion gallons by 2015, though it is expected eventually to create new markets to absorb this excess supply, the timing of its impact is uncertain.

While challenges lie ahead, we are encouraged by factors that could partially counter the effects of these challenges. Distillers grains revenues are expected to remain strong, as the high prices of corn and soybean meal should make the use of distillers grains more attractive to livestock producers. We also believe that natural gas costs will remain stable through at least June because of high inventories nationwide. Further, our plant, upon achieving its new name-plate capacity starting this spring, should capture greater efficiencies through economies of scale. Nevertheless, we believe it will be difficult to overcome completely the challenges expected in the ethanol and corn markets. Sterner fiscal measures will be necessary, including preserving more cash from operations which is likely to lead to a decrease in cash distributions to members compared to 2007.

Results of Operations

Comparison of years ended December 31, 2007 and December 31, 2006.

Great Plains Ethanol, LLC

10-K Summary

	Year Ended December 31, 2007		Year Ended December 31, 2006
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	97,860,121	83.8	108,568,020	88.0
Distillers Grains	18,250,666	15.6	14,034,220	11.4
Incentive	750,000	0.6	789,662	0.6
Total	116,860,787	100	123,391,902	100
Cost of Revenues	96,632,969	82.7	68,675,968	55.7

General and Administrative Expenses	6,782,975	5.8	6,044,239	4.9

Other Operating Income (Expense)	394,007	0.3	(1,509,866)	(1.2)

Net Income	13,838,850	11.8	47,161,828	38.2

Revenues -  Revenues decreased $6.5 million, or 5.3%, to $116.8 million for the year ended December 31, 2007 from $123.3 million for the year ended December 31, 2006.  The decrease is attributed to a 9.8% decrease in ethanol revenue, offset by a 30% increase in our distillers grains’ revenue.

Revenue from the sale of ethanol decreased approximately $10.7 million, or 9.8%, to $97.8 million for the year ended December 31, 2007 from $108.5 million for the year ended December 31, 2006.  The decrease in ethanol revenue is due to a 10% decrease in the average price of ethanol along with a slight decrease in sales volume.  Ethanol prices continued to decrease as the supply from new production in the U.S. outpaced demand.  Since the fourth quarter, however, the price of ethanol has increased slightly, due mainly to an increase in prices in the crude oil market and delay in the anticipated amount of new ethanol coming into production in the U.S. in 2008.

Revenue from the sale of distillers grains increased $4.2 million, or 30.5%, to $18.2 million for the year ended December 31, 2007 from $14 million for the year ended December 31, 2006.  The increase is in direct correlation with the increase in prices of other commodities during this period such as corn, soybean meal and wheat.  We anticipate that revenue from the sale of distillers grains will continue to correlate with the price of these commodities in 2008.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $27.9 million, or 40.7%, to $96.6 million for the year ended December 31, 2007, from $68.6 million for the year ended December 31, 2006.  Cost of revenues increased primarily due to an 87.3% increase in corn costs, including costs from our hedging strategies, offset by a 4.1% decrease in chemical costs, a 5.9% decrease in denaturant costs, and a 10.3% decrease in natural gas costs.

Corn costs increased from 2006 to 2007 due to an increase in the market price of corn.  The annual average of the local market price of corn increased 59.1% during this period due to a concern over the low carryout at the end of 2006 and an increased demand for corn from the growing ethanol industry.

Chemical costs decreased from 2006 to 2007 due to product purchase discounts.  Denaturant costs decreased for the same period due to a reduction in overall usage.  Natural gas costs decreased for the same period due to a 2.6% decrease in the cost per decatherm and the positive impact our risk management program had on the value (gain) of our hedging instruments.

Operating Expenses - General and administration expenses increased $738,000, or 12.2%, from the year ended December 31, 2006 to the year ended December 31, 2007.  This increase is due to a $1.9 million loss on impairment of assets, offset by a reduction in costs associated directly with the decrease in net income such as management incentive fees. The loss on impairment at December 31, 2007 is directly related to the replacement of existing equipment in connection with our plant’s expansion project.

Interest Expense — Interest expense decreased $1.6 million, or 85.5%, to $276,290 for the year ended December 31, 2007 from $1.9 million for the year ended December 31, 2006.  This decrease is due to the capitalization of $2.1 million in interest costs in connection with our plant’s expansion.  We capitalized eligible interest costs on new debt that we used to finance the purchase of qualifying assets for our plant’s expansion.

Net Income — Net income decreased $33.3 million, or 70.6%, to $13.8 million for the year ended December 31, 2007 from $47.1 million for the year ended December 31, 2006.  This change is caused principally by a decrease in ethanol revenue and an increase in corn costs.

Comparison of years ended December 31, 2006 and December 31, 2005.

	Year Ended December 31, 2007		Year Ended December 31, 2006
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	108,568,020	88.0	70,551,148	83.3
Distillers Grains	14,034,220	11.4	13,345,911	15.8
Incentive	789,662	0.6	748,460	0.9
Total	123,391,902	100	84,645,519	100
Cost of Revenues	68,675,968	55.7	65,434,525	77.3

General and Administrative Expenses	6,044,239	4.9	3,530,388	4.2

Other Operating Income (Expense)	(1,509,866)	(1.2)	(1,350,209)	(1.6)

Net Income	47,161,828	38.2	14,330,397	16.9

Revenues - Our revenues increased $38.7 million, or 45.8%, to $123.3 million for the year ended December 31, 2006 from $84.6 million for the year ended December 31, 2005.  The increase in revenue is primarily the result of an increase in ethanol revenue.

Revenue from the sale of ethanol increased approximately $38 million, or 53.9%, to $108.5 million for the year ended December 31, 2006 from $70.5 million for the year ended December 31, 2005.  The increase in ethanol revenue is due to a 45.9% increase in ethanol prices along with a 7.0% increase in sales volume.  Ethanol prices increased between periods as a result of an increase in demand for ethanol from refineries during 2006.  During the first three quarters of 2006, refineries demanded more ethanol in the oxygenate blending process as they phased out MTBE as an additive.

Revenue from the sale of distillers grains increased $688,000, or 5.16%, to $14 million for the year ended December 31, 2006, from $13.3 million for the year ended December 31, 2005.  Although we experienced a 9.8% decrease in the average price per ton of dried distillers grains, revenue increased primarily due an increase in sales volume of our premium dried distillers grains product, Dakota Gold™.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $3.2 million, or 4.95%, to $68.6 million for the year ended December 31, 2006 from $65.4 million for the year ended December 31, 2005.  The increase in cost of revenues is primarily attributed to an increase in costs for denaturant, processing, chemicals and freight, offset by a decrease in natural gas costs. Corn costs remained relatively constant between periods, increasingly only slightly.

Denaturant costs increased $1.25 million, or 42.9%, from December 31, 2005 to the year ended December 31, 2006 as a result of increased production and an increase in general usage.  Similarly, processing chemicals increased $1.28 million, or 33.9%, from 2005 to 2006 due to an increase in production and conversion to BPX™.  In addition, freight costs for distillers grains increased 25.7%, from 2005 to 2006 due to an increase in surcharge and expenses imposed by the Burlington Northern Santa Railroad.

Natural gas costs, including costs from natural gas hedging, decreased $622,000, or 4.2%, from the year ended December 31, 2005 to the year ended December 31, 2006.  The decrease in the cost per unit of natural gas is attributed to a decrease in the price of crude oil after a five-year average high, particularly following the recovery from an overly active hurricane season in 2005.

Corn costs from 2005 to 2006, including costs from hedging activities, increased just $288,000, or less than 1%. Despite a 10% average increase in the market price of corn from 2005 to 2006, corn costs remained relatively constant as the price increase was offset by our risk management program which had a positive impact on the value (gain) of our hedging instruments.

Operating Expenses - General and administrative expenses increased $2.5 million, or 71.2%, to $6.0 million for the year ended December 31, 2006 from $3.5 million for the year ended December 31, 2005.  The increase is primarily due to costs directly attributed to increases in sales and net income such as management incentive fees.

Interest Expense - Interest expense increased $505,000, or 35.9%, to $1.9 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005.  The increase is due to additional debt acquired in the third quarter of 2005 in order to finance conversion to BPX™ at our plant, as well as a 17.9% increase in variable interest rates.

Net Income - Net income increased $32.8 million, or 229%, to $47.1 million for the year ended December 31, 2006 from $14.3 million for the year ended December 31, 2005.  This change is caused primarily by, as discussed above, and increase in ethanol revenue during a period of relatively constant cost of revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $70.0 million expansion loan and our $15.0 million revolving loan which is discussed below under Indebtedness. Net working capital is $15.5 million as of December 31, 2007 compared to $29.8 million as of December 31, 2006. The change in working capital is due principally to a reduction in cash that we used to pay for our plant’s expansion.

The following table shows the cash flows between the year ended December 31, 2007 and the year ended December 31, 2006:

	Year Ended December 31
	2007	2006
Net cash from operating activities	$14,433,772	$36,699,052
Net cash (used for) investing activities	$(60,389,481)	$(7,791,587)
Net cash provided by (used for) financing activities	$25,998,344	$(14,134,388)

Cash Flow From Operating Activities —  The decrease in cash from operating activities between periods is primarily the result of a decrease in net income and receivables, offset by an increase in inventory and accounts payable. Corn inventory increased significantly when we tripled our storage capacity by adding four grain storage bins, plus were impacted by a 22.7% increase in the cash price of corn as of December 31, 2007 compared to December 31, 2006.  Ethanol inventory increased slightly from 2006 to 2007 due to an increase in the number of gallons in inventory, offset by a decrease in net realizable value.

Cash Flow From Investing Activities — The increase in cash used for investing activities between periods is primarily the result of significantly larger payments in 2007, compared to 2006, for our expansion and solid waste fuel boiler projects. In 2006, our payments were principally related to general planning and preparatory work for our plant’s expansion, compared to 2007 when our payments were principally for infrastructure and equipment relating to both the expansion and solid waste fuel boiler projects.

Cash Flow From Financing Activities - The increase in cash provided by financing activities between periods is primarily due to advances from our new debt financing and from a reduction in cash distributions to members.  In 2007, advances on new debt were made to pay for our expansion and solid waste fuel boiler projects, compared to 2006 when we used more cash to pay off our existing debt and made larger distributions to members.

We believe that cash flows from operations and our revolving debt will be sufficient to meet our expected capital and liquidity requirements for the foreseeable future. We also anticipate preserving more cash from operations in order to deal with the challenges anticipated in 2008, consequently making fewer and smaller distributions to members in 2008, if any, compared to 2007.

The following table shows the cash flows between the year ended December 31, 2006 and the year ended December 31, 2005:

	Year Ended December 31
	2006	2005
Net cash from operating activities	$36,699,052	$17,798,541
Net cash (used for) investing activities	$(7,791,587)	$(5,537,766)
Net cash provided by (used for) financing activities	$(14,134,388)	$(7,837,011)

Cash Flow From Operating Activities - The increase in cash from operating actives between periods is primarily the result of an increase in net income and accounts payable, offset by an increase in receivables, inventory, and investment in commodities contracts.

Cash Flow From Investing Activities - The increase in cash used for investing activities between periods is due to the commencement of payments in 2006 for general planning and preparatory work for the plant’s expansion, compared to 2005 when payments were related to the construction and implementation of the BPX™ project.

Cash Flow from Financing Activities - The increase in cash used from financing activities between periods is primarily due to an increase of $4 million in cash distributions to members in 2006 compared to 2005.  In addition, we had $13.9 million in advances from our existing debt financing to pay for corn and natural gas purchases in 2005, compared to 2006 when no advances were made.

Indebtedness

As of the date of this filing, we have four loans with AgCountry Farm Credit Services under a Credit Agreement dated August 10, 2007 and agreement dated February 20, 2008: 1) a $70.0 million variable rate loan, 2) a $20.0 million variable rate loan, 3) a $15.0 million variable rate revolving loan, and 4) a $15.0 million variable rate line of credit loan.

The $15.0 million variable rate, revolving loan permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the unpaid principal balance and $15 million. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable monthly. The total unpaid principal balance is due at the loan’s maturity of July 1, 2018.  The loan is subject to an unused commitment fee of 0.40% per year, payable quarterly. The principal balance outstanding on this loan is $6.09 million as of December 31, 2007.

 The $20 million loan is currently subject to a variable rate of LIBOR plus 3.0% (7.66% as of December 31, 2007). We have the option at later date to elect a fixed or adjustable rate, as provided by AgCountry, for any borrowed amount exceeding $1 million. Payments of principal and interest are due quarterly with a balloon payment due at maturity on July 1, 2013.  The principal balance outstanding for the loan is $18.33 million as of December 31, 2007.

The $70.0 million expansion loan is subject to a variable rate of LIBOR plus 3.0%, adjusted and payable monthly. We are subject to an unused commitment fee of 0.40% per year on any funds not borrowed through the required completion date of the plant’s expansion. Upon completion, the loan will be converted to a term loan, at which time we may elect a variable or fixed rate made available by AgCountry. Payments of principal and interest will be due quarterly beginning on July 1, 2008 with a balloon payment due at maturity on April 1, 2016.  Prepayment is subject to penalty for an amount that will result in AgCountry being made whole for any actual and imputed funding losses.  The principal balance outstanding for the loan is $35.06 million as of December 31, 2007.

On February 20, 2008, we entered into an agreement with AgCountry for a $15.0 million variable rate, line of credit loan.  This loan permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the unpaid principal balance and the lesser of $15,000,000 or the borrowing base. The borrowing base is defined as the sum of 1) 75% of inventory minus unsettled payables; 2) 75% of gain/loss on market contracts; and 3) 75% of accounts receivables less than 90 days. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable quarterly. The total unpaid principal balance is due at the loan’s maturity of April 1, 2009.  The loan is subject to an unused commitment fee of 0.25% per year, payable quarterly. As of the date of this filing, there was a principal balance outstanding of $7 million.

The four loans are secured by our real property, tangible and intangible property, buildings, improvements, equipment, personal property, and contracts. In addition to standard covenants and conditions in the Credit Agreement, we are subject to certain conditions and/or covenants including: 1) a distribution limitation of, prior to substantial completion of our expansion, not greater than 40% of net income, and, after substantial completion of our expansion, not greater than 75% of net income, and 100% of net income so long as we achieve an owners’ equity ratio (as defined) exceeding 60% and working capital exceeding $12 million; 2) a capital expenditure limitation of $750,000 for expenditures unrelated to our expansion and $2 million after completion; 3) a minimum working capital of $5 million until completion of our expansion project, $10 million for the first year after completion, and $12 million after the second year; 4) a current ratio of 1.20:1, the calculation of which includes the unfunded balance from the $15 million revolving loan; 5) a minimum owner’s equity percentage of 45% at the end of fiscal year; and 6) a fixed coverage ratio of 1.00:1.00 by December 31, 2008. As of December 31, 2007 and the date of this filing, we are in compliance with all covenants and conditions under the Credit Agreement.

The following table summarizes our contractual obligations as of December 31, 2007:

		Payment Due by Period
		Less than	One to	Four to	After
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Long-Term Debt Obligations (1)	$91,354,165	7,708,333	24,166,666	24,166,666	35,312,500
Purchase Obligations (2)	26,535,915	3,550,642	6,826,759	5,695,291	10,463,223
Operating Leases (3)	576,000	64,000	128,000	128,000	256,000
Total Contractual Cash Obligations	$118,466,080	11,322,975	31,121,425	29,989,957	46,031,723

		Amount of Commitment Expiration Per Period
		Less than	One to	Four to	After
		One	Three	Five	Five
	Total	Year	Years	Years	Years
Standby Letter of Credit (4)	$688,000	688,000
Irrevocable Letter of Credit (5)	$160,019	160,019
Total Commercial Commitments	$848,019	848,019	—	—

(1) Long-term debt obligations reflect payment obligations arising under the amended Loan Agreement dated August 10, 2007 and includes payment of principal and interest under the amended terms.  This obligation does not include the revolving loan or the line of credit loan.

(2)  Purchase obligations include our minimum obligation for natural gas usage, electricity usage, wood chip usage, and agreements for management services, marketing, and risk management.  Purchase obligations which are indefinite are assumed to continue for a period of 10 years and are included in the “After Five Years” column.

(3)  Operating leases reflect our minimum obligation for a grain storage facility, which terminates in 2017.

(4) On February 19, 2008, we renewed a standby letter of credit agreement with our natural gas distributor. The standby letter of credit is a form of security provided to our natural gas distributor in the event we do not use a minimum amount of natural gas. The distributor may draw on the letter of credit if we do not comply with certain payment, purchase and delivery obligations under a natural gas distribution agreement. If the natural gas distributor draws on the letter of credit, an equal amount must be drawn on a line of credit from Home Federal Bank of Sioux Falls, South Dakota, at which time it becomes our obligation. The maturity date on the letter of credit is March 1, 2009. As of December 31, 2007, and March 1, 2008, no draws had been made on the letter of credit.

(5) On November 1, 2007, we provided to a natural gas distributor an irrevocable standby letter of credit. The letter of credit is security for the distributor in the event that we not use or displace the natural gas provided by this distributor to which we own rights in order to supply 100% of the plant following expansion.  In the event we do not use or displace it, the distributor may draw on the letter of credit with our lender at which time it will become a debt obligation of ours. The maturity date on the letter of credit is November 1, 2011. As of December 31, 2007 and March 1, 2008, no draws had been made on the letter of credit.

Off-Balance Sheet Arrangements

Except as discussed immediately above in the contractual obligation tables with respect to the letters of credit, we do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating the effect, if any, that the adoption of SFAS 157 will have on our results of operations, financial position, and the related disclosures.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are evaluating the effect, if any, that the adoption of SFAS 159 will have on our results of operations, financial position, and the related disclosures.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. We are evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position, and the related disclosures.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

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

Inventory Valuation

We account for our corn inventory at estimated net realizable market value. Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in the area. Change in the market value of corn inventory is recognized as a component of cost of revenues. Ethanol and distillers grains’ inventories are stated at net realizable value. Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns. Interest income is recognized when earned.

Revenue from state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under the program.

Commitments and Contingencies

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense. In conformity with accounting principles generally accepted in the U.S., we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the December 31, 2007 and 2006 balance sheets at their fair market value.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of December 31, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Adverse
Year Ended	Fair Value	Change— Market
31-Dec-07	$8,839,054	$883,905
31-Dec-06	$20,221,981	$2,022,198

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. Specifically, as of December 31, 2007, we had $59.4 million in variable rate, long-term debt, the variable rate being 7.66%. We manage interest rate risk by monitoring the effects of market changes on the interest rates and converting portions of our variable-rate debt to fixed-rate debt whenever possible.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the “Table of Contents” of Great Plains Ethanol, LLC located on the page immediately prior to page F-1 of this report, and financial statements for the year ended December 31, 2007 referenced therein, which are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Additionally, based on management’s evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment using those criteria, we concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Our management reviewed the results of their assessment with the Audit Committee.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Rick Serie
Rick Serie, Chief Executive Officer
and Chief Financial Officer, General Manager
(Principal Executive Officer)

Item 9B. Other Information.

None.

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13 and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this report (December 31, 2007).

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)  The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)          Financial Statements — Reference is made to the “Table of Contents” of Great Plains Ethanol, LLC located on the page immediately prior to page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2007 included herein.

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

GREAT PLAINS ETHANOL, LLC

Date:	March 27, 2008	/s/ Rick Serie
Rick A. Serie, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 27, 2008	/s/ Rick Serie
Rick A. Serie
Chief Executive Officer and Chief Financial Officer

Date:	March 27, 2008	/s/ Dennis Hardy
Dennis Hardy, Manager

Date:	March 27, 2008	/s/ Darrin Ihnen
Darrin Ihnen, Manager

Date:	March 27, 2008	/s/ Mark Miller
Mark Miller, Manager

Date:	March 27, 2008	/s/ Dennis Schrag
Dennis Schrag, Manager

Date:	March 27, 2008	/s/ Steve Sinning
Steve Sinning, Manager

Date:	March 27, 2008	/s/ Fred Thurman
Fred Thurman, Manager

Date:	March 27, 2008	/s/ Dan Viet
Dan Viet, Manager

Date	March 27, 2008	/s/ Timothy Voegele
Timothy Voegele, Manager

Date:	March 27, 2008	/s/ Larry Ward
Larry Ward, Manager

EXHIBIT INDEX**

Exhibit#	Description	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization.		Appendix A to registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001.
3.2	Amended and Restated Operating Agreement dated April 17, 2006.		Exhibit 3.2 to the registrant’s Form 10-Q filed with the Commission on May 15, 2006.
4.1	Form of Class A Certificate.		Exhibit 4.1 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
4.2	Form of Class B Certificate.		Exhibit 4.2 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
4.3	Form of Class C Certificate.		Exhibit 4.3 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
10.1	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated December 18, 2000.		Exhibit 10.4 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.
10.2	Water Purchase Agreement with Lincoln County Rural Water System, Inc., dated May 24, 2002		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2002.
10.3	Credit Agreement with Ag Country Farm Services Credit, FLCA, dated June 19, 2002.		Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on June 20, 2002.
10.4	Promissory Note with Ag Country Farm Credit Services, dated June 20, 2002.		Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on June 20, 2002.
10.5	Natural Gas Distribution Agreement, dated September 2, 2002.		Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2002.
10.6	Natural Gas Supply Agreement.		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2002
10.7	Natural Gas Interstate Pipeline Transportation Agreement, dated September 2, 2002.		Exhibit 10.4 to the registrant’s From 10-QSB filed with the Commission on November 14, 2002.
10.8	Electric Service Agreement, dated September 25, 2002.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2002.
10.9	DDGS Marketing Contract dated January 7, 2003.		Exhibit 10.21 to the registrant’s Form 10-KSB filed with the Commission on March 4, 2003.
10.10	Loan Agreement with Home Federal Bank, dated February 28, 2003.		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2003.
10.11	Agreement to Compensate Guarantors, dated February 16, 2006.		Exhibit 10.24 to the registrant’s Form 10-K filed with the Commission on March 31, 2006.
10.12	Technology and Patent Rights License Agreement with Broin and Associates dated April 5, 2005*.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on May 16, 2005.
10.13	Design-Build Agreement with Broin and Associates dated April 5, 2005.		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on May 16, 2005.
10.14	Feasibility Agreement with Broin and Associates dated August 23, 2005.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on November 14, 2005.
10.15	Agreement between Owner and Design Builder dated August 28, 2006.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on November 14, 2006.
10.16	Amended and Restated Letter of Credit dated February 16, 2007.		Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 21 2007
10.17	Promissory Note Modification Agreement, dated February 14, 2007		Exhibit 10.22 to the registrant’s Form 10-K filed with the Commission on March 21, 2007
10.18	Corn and Natural Gas Price Risk Management Agreement dated November 30, 2006.		Exhibit 10.23 to the registrant’s Form 10-K filed with the Commission on March 21, 2007
10.19	Second Amendment to Ethanol Marketing Service Agreement dated November 30, 2006.		Exhibit 10.24 to the registrant’s Form 10-K filed with the Commission on March 21, 2007

10.20	Agreement between Owner and Design Builder dated May 9, 2007.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 14, 2007.
10.21	Master Credit Agreement with AgCountry dated August 10, 2007.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on November 14, 2007
10.22	First Supplement to Master Credit Agreement dated August 10, 2007		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on November 14, 2007.
10.23	Second Supplement to Master Credit Agreement dated August 10, 2007		Exhibit 10.3 to the registrant’s Form 10 filed with the Commission on November 14, 2007.
10.24	Third Supplement to Master Credit Agreement dated August 10, 2007.		Exhibit 10.4 to the registrant’s Form 10-Q filed with the Commission on November 14, 2007.
10.25	Refinancing Revolving and Expansion Promissory Noted dated August 10, 2007.		Exhibit 10.5 to the registrant’s Form 10-Q filed with the Commission on November 14, 2007.
10.26	Mortgage with AgCountry dated August 10, 2007		Exhibit 10.6 to the registrant’s Form 10-Q filed with the Commission on November 14, 2007.
10.27	Security Agreement with AgCountry dated August 10, 2007.		Exhibit 10.7 to the registrant’s Form 10-Q filed with the Commission on November 14, 2007.
10.28	Loan Agreement with POET™, LLC dated January 14, 2008.	X
10.29	Loan Agreement with POET™, LLC dated January 15, 2008.	X
10.30	Promissory Note/Loan Agreement with AgCountry dated February 20, 2008.	X
10.31	Amendment to Electric Service Agreement dated July 23, 2007.	X
10.32	Sixth Amended and Restated Letter of Credit Agreement with Home Federal Bank dated February 19, 2008.	X
10.33	Amendment to Purchase Agreement with Mueller Pallets, LLC dated February 20, 2008	X
31	Rule 13a-14(a)/15d-14(a) Certifications	X
32	Section 1350 Certification	X

* The redacted portions to Exhibit 10.16 were filed separately with the Commission subject to a request for confidential treatment dated May 13, 2005.

** Documents can be found at www.sec.gov.

GREAT PLAINS ETHANOL, LLC

To the Audit Committee of

Great Plains Ethanol, LLC

Chancellor, South Dakota

We have audited the accompanying balance sheets of Great Plains Ethanol, LLC as of December 31, 2007 and 2006, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Ethanol, LLC as of December 31, 2007 an 2006, and the results of its operations and its cash flows for each of the years ended December 31, 2007, 2006, and 2005 in conformity with accounting principles generally accepted in the United States of America.

Sioux Falls, South Dakota

March 24, 2008

PEOPLE. PRINCIPLES. POSSIBILITIES.

www.eidebailly.com

200 E. 10th Street, Suite 500 • PO Box 5125 • Sioux Falls, South Dakota 57117-5125 • Phone 605.339.1999 • Fax 605.339.1306 • EOE

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	December 31,	December 31,
ASSETS	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$10,953	$19,968,318
Receivables
Ethanol - related party	4,389,077	6,367,014
Distillers grain	829,813	634,718
Incentives	166,667	166,667
Other	42,457	13,732
Inventory	25,583,587	15,856,010
Investment in commodities contracts	1,974,846	2,330,760
Prepaid expenses	90,424	98,418
Total current assets	33,087,824	45,435,637

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	60,073,412	43,415,286
Construction in process	56,344,822	7,532,027
	127,257,587	61,786,665
Less accumulated depreciation	(12,112,898)	(9,998,636)
Net property and equipment	115,144,690	51,788,029

OTHER ASSETS
Financing costs, net of amortization	781,255	40,151
Assets held for sale	141,180	—
Long term prepaid expenses	161,361	184,628
Other	1,000	1,000
	1,084,796	225,779

TOTAL ASSETS	$149,317,309	$97,449,445

See Notes to Financial Statements

	December 31,	December 31,
LIABILITIES AND MEMBERS’ EQUITY	2007	2006

CURRENT LIABILITIES

Accounts payable - trade	$8,726,072	$5,158,562
Accounts payable to related party	423,467	842,988
Accrued distribution	—	3,742,000
Excess of outstanding checks over bank balance	262,912	2,506,864
Other accrued liabilities	393,291	503,684
Current portion of long-term debt	7,708,333	2,783,032

Total current liabilities	17,514,076	15,537,130

LONG-TERM DEBT	59,959,430	19,229,863

COMMITMENTS AND CONTINGENCIES (See Note 7)

MEMBERS’ EQUITY
Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Additional paid-in capital	7,000	7,000
Retained earnings	53,126,803	43,965,453

Total members’ equity	71,843,803	62,682,453

TOTAL LIABILITIES & MEMBERS’ EQUITY	$149,317,309	$97,449,445

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

REVENUES
Sales - related party	$97,860,121	$108,568,020	$70,551,148
Sales	18,250,666	14,034,220	13,345,911
Incentive revenue	750,000	789,662	748,460
Total revenues	116,860,787	123,391,901	84,645,519

COST OF REVENUES	96,632,969	68,675,968	65,434,525

GROSS PROFIT	20,227,818	54,715,933	19,210,994

OPERATING EXPENSES
General and administrative	4,790,232	6,044,239	3,530,388
Loss on impairment of assets	1,992,743	—	—
Total operating expenses	6,782,975	6,044,239	3,530,388

INCOME FROM OPERATIONS	13,444,843	48,671,694	15,680,606

OTHER INCOME AND (EXPENSES)
Interest income	551,749	582,789	47,894
Interest expense	(276,290)	(1,909,752)	(1,404,660)
Other	118,547	(182,903)	6,556
Total other income and expenses	394,007	(1,509,866)	(1,350,210)

NET INCOME	$13,838,850	$47,161,828	$14,330,397

BASIC AND DILUTED INCOME
PER CAPITAL UNIT	$3,698	$12,603	$3,830

WEIGHTED AVERAGE CAPITAL
UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Capital Units								Additional
	Class A		Class B		Class C		Class D		Paid In	Retained	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Earnings	Amount

Balance, December 31, 2004	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$8,105,928	$26,822,928

Net income	—	—	—	—	—	—	—	—	—	14,330,397	14,330,397

Distributions to members, $2,850 per unit	—	—	—	—	—	—	—	—	—	(10,664,700)	(10,664,700)

Balance, December 31, 2005	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$11,771,625	$30,488,625

Net income	—	—	—	—	—	—	—	—	—	47,161,828	47,161,828

Distributions to members, $4,000 per unit	—	—	—	—	—	—	—	—	—	(14,968,000)	(14,968,000)

Balance, December 31, 2006	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$43,965,453	$62,682,453

Net income	—	—	—	—	—	—	—	—	—	13,838,850	13,838,850

Distributions to members, $1,250 per unit	—	—	—	—	—	—	—	—	—	(4,677,500)	(4,677,500)

Balance, December 31, 2007	1,513	$7,565,000	200	$1,000,000	2,029	$10,145,000	—	$—	$7,000	$53,126,803	$71,843,803

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$13,838,850	$47,161,828	$14,330,397
Changes to net income not affecting cash
Depreciation	3,080,966	2,919,811	2,724,371
Amortization	73,697	6,850	297,583
(Gain)loss on equipment disposals	(3,796)	189,146	—
Loss on impairment of assets	1,992,743	—	—
Change in operating assets and liabilities
Receivables	1,754,117	(2,237,102)	(728,293)
Inventory	(9,727,577)	(11,028,327)	(324,436)
Investments in commodities contracts	355,914	(1,440,270)	647,629
Prepaid expenses	31,261	73,179	(90,468)
Accounts payable - trade	3,567,511	845,609	375,930
Accounts payable to related party	(419,521)	284,834	223,225
Accrued liabilities	(110,392)	(76,507)	342,603

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,433,772	36,699,052	17,798,541

INVESTING ACTIVITIES
Purchase of property and equipment	(60,389,481)	(7,791,587)	(5,745,573)

NET CASH USED FOR INVESTING ACTIVITIES	(60,389,481)	(7,791,587)	(5,537,766)

FINANCING ACTIVITIES
Advances on notes payable	41,156,157	—	13,900,000
Principal payments on notes payable	(3,679,562)	(2,608,752)	(11,588,827)
Distributions paid to members, $2,250, $3,750, and $2,700 per unit	(8,419,500)	(14,032,500)	(10,103,400)
Increase (Decrease) in excess of outstanding checks over bank balance	(2,243,952)	2,506,864	—
Financing costs paid	(814,800)	—	(44,784)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	25,998,344	(14,134,388)	(7,837,011)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,957,366)	14,773,076	4,423,764

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,968,318	5,195,242	771,478

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,953	$19,968,318	$5,195,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$2,415,071	$1,909,752	1,404,660

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for construction costs	$8,178,273	$—	—

Accrued distributions payable	$—	$3,742,000	2,806,500

See Notes to Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC (d/b/a POET Biorefining — Chancellor) (“the Company”), a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. The Company began activities on December 20, 2000, and commenced its ethanol operations on March 20, 2003.  The Company sells ethanol and related products to customers located primarily in North America.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  We have recorded an increase in cost of revenues of $2,868,789 and $5,434,603, and a decrease to cost of revenues of $751,873 related to our derivative contracts for the years ended December 31, 2007, 2006, and 2005, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-product are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), shipping

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

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

Inventory Valuation

Ethanol and related product inventory is stated at net realizable value.  Corn inventory is stated at market value, which approximates net realizable value (local market prices less cost of disposal), based on local market prices determined by grain terminals in the area of the plant. Other raw materials, spare parts and work-in-process inventory are stated at the lower of cost or market on an average cost method.

Inventories at December 31, 2007 and 2006 are as follows:

	2007	2006

Finished goods	$20,238,064	$10,971,003
Raw materials	3,366,405	3,221,355
Work-in-process	976,719	803,352
Spare parts inventory	1,002,400	860,300
	$25,583,587	$15,856,010

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  The Company does not believe it is exposed to any significant credit risk on cash and equivalents.

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

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

Financing Costs

Financing costs are amortized over the term of the related debt using the interest method of amortization.   It is expected that the amortization of our financing costs over the next five years will be:

Year Ending December 31,
2008	$100,636
2009	100,636
2010	100,636
2011	100,636
2012	100,636

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

Concentrations of Credit Risk

The Company performs periodic credit evaluations of its customers and generally does not require collateral.  The Company’s operations may vary with the volatility of the commodity and ethanol markets.

Property and Equipment

Property and equipment is stated at cost. Significant additions and betterments are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. Depreciation on assets placed in service is computed using the straight-line method over estimated useful lives as follows:

Site improvements	40 years
Buildings	40 years
Equipment	3 — 20 years

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

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long Lived Assets” which supersedes SFAS No. 121.  The requirements of this statement is to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and fair value of the asset.  This statement does

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

not apply to goodwill, intangible assets, servicing assets and other assets as specified in this statement.  In the year ended December 31, 2007, the Company had a loss on impairment of assets in the amount of $1.99 million.  This loss was directly related to the Company’s processing equipment which was replaced with upgraded equipment as part of the plant’s expansion project.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its results of operations, financial position, and the related disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting.  It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our results of operations and financial condition.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 3 -         LONG-TERM DEBT

The Company originally entered into a credit agreement with AgCountry Farm Credit Services on June 19, 2002.  Several amendments to the original credit agreement occurred throughout the past five years.  As of December 31, 2006 the Company had three different loans under our credit agreement.  The first loan was payable in 40 equal quarterly installments of principal and interest at a variable rate of LIBOR plus 2.64%.  The second loan (referred to as Term Note #2) was a $5.0 million variable rate note payable in quarterly principal payments of $156,250 plus accrued interest until maturity on October 1, 2013.  The third loan was an $8.0 million variable rate, revolving note at a rate of LIBOR plus 3.0%.  This note required monthly payments of interest based on the daily average balance, and is subject to a 0.50% annual commitment fee assessed quarterly on any funds not borrowed.  On October 1, 2012, the Company must pay on this note any principal balance outstanding that exceeds $4 million.

On March 1, 2006, The Company and AgCountry entered into an Interest Rate Conversion Agreement to convert the existing $26.5 million variable rate, revolving note into two different segments and rates, a $16.5 million segment (referred to as Term Note #1) and a $10.0 million segment (referred to Term Note #3). Beginning on March 1, 2006, the $10.0 million segment was set at a fixed rate of 8.55% until March 1, 2011, plus was subject to an amortization of 7.6 years and a penalty for any prepayment during the first year. In contrast, the $16.5 million segment was set at a variable interest rate of LIBOR plus 2.64% (currently 7.96%), adjusted monthly, though beginning on June 1, 2006 and annually, the 2.64% margin was subject to change at the discretion of AgCountry. The $16.5 million segment was subject to an amortization of 7.6 years and prepayment is without penalty. Other than these new terms, the new segments are subject to the same terms of the second amended Credit Agreement dated July 12, 2005 on which the original $26.5 million note is based.

On August 10, 2007, the Company refinanced its three existing notes listed above with AgCountry into one single loan of $20.0 million.  The $20.0 million loan is subject to a variable rate of LIBOR plus 3.0% (currently 7.66%) and is payable in quarterly principal payments of $833,333 plus accrued interest until maturity on July 1, 2013.  Also on August 10, 2007 two additional loans were added; a $70.0 million variable rate loan and a $15.0 million variable-rate revolving loan.

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

The $15.0 million variable rate, revolving loan permits us to cover any of our short-term operating cash needs. The revolving amount reduces to $7.5 million one year prior to the loan’s maturity of July 1, 2018. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable monthly. The total unpaid principal balance is due at maturity.  The loan is subject to an unused commitment fee of 0.40% per year, payable quarterly. As of December 31, 2007, $6,090,000 is advanced on this note.

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

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

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

The balance of the notes payable as of December 31, 2007 and 2006 is as follows:

	2007	2006

Notes payable to AgCountry Farm Credit Services
Term Note#1	$—	$8,773,769
Term Note#2	—	4,218,750
Term Note#3	—	9,020,376
Term Note#4	18,333,333	—
Construction Note#5	35,066,157	—
Revolving Term Note	6,090,000	—
Construction Payable-Related Party (to be drawn from Construction Note#5)	8,178,273	—
	67,667,763	22,012,895
Less current portion	7,708,333	2,783,032

	$59,959,430	$19,229,863

The Company had $8,910,000 available to borrow on the revolving term note as of December 31, 2007.

Minimum principal payments for the next five years are estimated as follows:

Year Ending December 31,	Amount

2008	$7,708,333
2009	12,083,333
2010	12,083,333
2011	12,083,333
2012	12,083,333

NOTE 4 -         FAIR VALUE OF FINANACIAL INSTRUMENTS

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, inventories, other assets, accounts payable, accrued liabilities, and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at December 31, 2007.

NOTE 5 -         MEMBER’S EQUITY

As specified in the Company’s Operating Agreement, the Company has four classes of membership capital units authorized: Class A, B, C and D.

For each Class A Capital Unit purchased, the member is obligated to deliver 2,500 bushels of corn to the Company on an annual basis. For all Class A Members, this equates to 3,782,500 bushels of corn delivered

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

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

Transfer or disposition of Capital Units is subject to certain restrictions, including approval by the Company’s Board of Managers.

NOTE 6 -       INCOME TAXES

The differences between financial statement basis and tax basis of assets as of December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006

Financial statement basis of assets	$149,317,309	$97,449,445
Plus organization and start-up costs capitalized-net	52,825	264,123
Depreciation	(77,435,946)	(23,425,456)
Hedging Unrealized Gain/Loss	(5,896,698)	(8,243,487)

Tax basis of assets	$66,037,490	$66,044,625

There were no material differences between the financial statement basis and tax basis of the Company’s liabilities.

NOTE 7 -       COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

Due to the name change of Broin Companies, LLC (“Broin”) to POET, LLC in early 2007 and a corresponding change in the name of some Broin-related companies, the Company’s existing contractual arrangements and agreements for plant development, operations, and marketing are now with newly named entities containing POET.  All of the newly named POET-related entities are the same Broin-related entities that existed prior to the Broin to POET name change.

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

Contract for Future Services — The Company entered into various agreements with POET Plant Management LLC (the Managing Member) and certain of the Managing Member’s affiliates.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

Agreements with the Managing Member and certain of its affiliates include:

Management Services — Pursuant to the terms set forth in the Company’s Operating Agreement, the Managing Member provides day-to-day management of the plant. The Company pays a management annual base fee, plus an incentive bonus based on a percentage of net income. The base fee is adjusted annually on March 1 for changes in the consumer price index. This agreement continues unless terminated by a vote of Managers as provided in the Operating Agreement.

Technology and Patent Rights License Agreement — In April, 2005 the Company entered into a new technology licensing agreement that allows the Company the right to use certain technology and patents owned, developed, or obtained by the Managing Member.  The Company is required to pay an annual licensing fee for the right to use such technology and patents.  The term of this agreement is for so long as the term of the management agreement discussed above.

On May 24, 2006 the Company entered into an agreement with companies affiliated with the Managing Member to oversee the construction process to expand capacity to 100 million gallons per year.  The estimated expansion project cost totals $80 million.  Estimated completion date for the expansion is early 2008.  As of December 31, 2007, the Company spent $68.8 million on the construction process to expand capacity.

On May 9, 2007 the Company entered into an agreement with companies affiliated with the Managing Member to assist in the design and construction of a solid waste fuel boiler system.  Total estimated cost of this project is $25.5 million and is expected to be completed in late 2008.  As of December 31, 2007, the Company spent $6.7 million on the solid waste fuel boiler system.

Marketing Agreements — The Company entered into agreements with companies affiliated with the Managing Member to market all of its ethanol and distiller grains (DDGS). Fees for ethanol are based on a per gallon basis and are payable for administration services and ethanol marketing.  Fees for DDGS are a percentage of gross sales with a minimum annual fee of $200,000. The ethanol agreement continues for the length of the original primary debt financing for the plant construction, while the DDGS agreement has a term of 7 years or the length of the original primary debt for plant construction, whichever is longer. Both agreements are renewable for 3-year periods after the initial term of the agreements.

Corn Price Risk Management Agreement — The Company entered into an agreement with Managing Member for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is a fixed fee billed quarterly. The agreement has a term of 1 year and commenced upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

Revenues and expenses related to agreements with related parties for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Finished goods	$20,238,064	$10,971,003
Raw materials	3,366,405	3,221,355
Work-in-process	976,719	803,352
Spare parts inventory	1,002,400	860,300
	$25,583,587	$15,856,010

Agreements with unrelated parties are as follows:

Natural Gas — The agreement provides the Company with natural gas for a 15 year period beginning with the date the plant begins operations. During the initial 10 years of the agreement, the Company has a minimum obligation for delivery of natural gas at a rate that covers the cost of construction of the pipeline. The Company is required to pay a monthly Distribution Delivery Fee based on the minimum obligation.  This fee is at a fixed rate for the 15 year period.  The Company is also required to hold an irrevocable standby letter of credit or similar instrument to guarantee payment of the obligation. The letter of credit will be reduced each year by an amount equal to amortization of a $1,600,000 loan at 8.5%. Minimum payments, regardless of whether the plant takes delivery of the natural gas, are as follows:

Electricity — On July 23, 2007 the Company entered into an amendment for electric service for a term of 3 years. The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement. Minimum annual payments during the initial term of the electricity agreement are as follows:

Letter of Credit — During the year ended December 31, 2007, the Company renewed a $1,250,000 letter of credit agreement with Home Federal Bank at a reduced amount of $780,000. The letter of credit agreement is required by Home Federal Bank in connection with a letter of credit agreement entered into between Home Federal Bank and the supplier of natural gas to the Company’s plant. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the letter of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $780,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the letter of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the letter of credit is March 1, 2008. The letter of credit is secured by a lien on the Company’s real and personal property. As of December 31, 2007, there was no outstanding balance on the letter of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $780,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $15,600, $19,200, and $22,500, for the guarantee fee for the years ended December 31, 2007, 2006, and 2005, respectively.

Letter of Credit — On November 1, 2007, the Company entered into an irrevocable letter of credit agreement with AgCountry Farm Credit Services in the amount of $160,019.  The letter of credit is

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

security for the Company’s reservation charges for the transportation service of natural gas.  As of December 31, 2007, there was no outstanding balance on the letter of credit.

The Company entered into several agreements related to the production of ethanol as follows:

Product Supply — The Company entered into an agreement on December 27, 2006 which commences on December 1, 2007, to supply the Company with a product that will be used in the solid waste fuel boiler system which is expected to be completed in late 2008.  This agreement is in effect for a period of ten years and requires a daily minimum purchase of product.  No shipments were made to the Company as of December 31, 2007.

Grain Storage — The Company entered into an agreement on June 1, 2007 to rent a grain storage facility beginning on September 1, 2007.  This agreement is in effect for 10 years.  The monthly rent for the facility is calculated based on the number of bushels stored in the facility.  Minimum bushel requirements have been established.  The Company paid $56,292, for grain storage for the year ended December 31, 2007.

Minimum payments related to the above agreements are summarized in the following table:

Year Ending December 31,	Lease Agreements	Management Agreements	Purchase Agreements	Total
2008	$64,000	$1,305,992	$2,244,650	$3,614,642
2009	64,000	1,001,377	2,361,950	3,427,327
2010	64,000	1,017,232	2,446,200	3,527,432
2011	64,000	1,033,721	1,805,350	2,903,071
2012	64,000	1,050,870	1,805,350	2,920,220
2013-2018	256,000	4,593,523	5,869,700	10,719,223
	576,000	10,002,713	16,533,200	27,111,913

The Company receives incentives related to the production of ethanol as follows:

Incentives — The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $750,000, $777,416, and $701,886, was recorded for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 8 -         RELATED PARTIES

Certain owners of Class A, Class B and Class C Capital Units are parties to agreements with the Company.  Related party agreements with the Managing Member and its affiliates are described in Note 7.

NOTE 9 -         INTEREST EXPENSE

Statement of Financial Accounting Standards (SFAS) No. 34 “Capitalization of Interest Costs” states that the amount of interest cost to be capitalized for qualifying assets is intended to be that portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided (for example, by

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

avoiding additional borrowings or by using the funds expended for the assets to repay existing borrowings) if expenditures for the assets had not been made.   The Company capitalized its interest costs for cash payments made for its expansion project.  As of December 31, 2007, the Company funded 100% of its expansion project with cash flows from operations and had existing outstanding debt of $35 million.  As a result, the Company has expensed interest costs of $276,290 and has capitalized interest costs of $2,138,781 for the fiscal year end December 31, 2007.

NOTE 10 -      RETIREMENT PLAN

On April 1, 2004, the Company set up a 401(k) profit sharing plan for substantially all employees who work more than 1,000 hours per year.  Employees can make voluntary contributions up to federally designated limits.  The Company matches 50% of the employee contributions up to a maximum of 2% of gross wages.  Employee voluntary contributions up to federally designated limits are always fully vested.  Employer contributions to eligible employees are vested on the following schedule:  Less than 1 year = 0%, 1 year = 10%, 2 years = 20%, 3 years = 40%, 4 years = 60%, 5 years = 80%, and 6 years = 100%.  The Company’s 401(k) expense for the years ended December 31, 2007, 2006, and 2005, was $28,068, $23,122, and $15,249, respectively.

NOTE 11 -      SUBSEQUENT EVENTS

On January 14, 2008, the Company entered into two short-term loan agreements with POET, LLC for a sum of $6.3 million.  The purpose of the unsecured loan was to cover margin calls that were triggered recently from the impact of a price increase in the corn futures market at the Chicago Board of Trade (CBOT).  The loans were obtained because the Company did not have the necessary funds from operations to cover the margin calls.  The interest rate on the new loans is calculated at an annual rate of 9.25%, and full payment of principal and interest is due on February 13, 2008.  The loan was repaid on March 6, 2008.

On February 19, 2008 the Company renewed the line of credit with Home Federal Bank referenced in Note 7.  The new maturity date on the line of credit is March 1, 2009, and the amount of the line of credit is $688,000.

On February 20, 2008, the Company entered into an agreement with AgCountry for a $15.0 million variable rate, line of credit loan.  This loan permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the unpaid principal balance and the lesser of $15,000,000 or the borrowing base. The borrowing base is defined as the sum of 1) 75% of inventory minus unsettled payables; 2) 75% of gain/loss on market contracts; and 3) 75% of accounts receivables less than 90 days.  The loan is secured by our real property, tangible and intangible property, buildings, improvements, equipment, personal property, and contracts.  The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable quarterly. The total unpaid principal balance is due at the loan’s maturity of April 1, 2009.  The loan is subject to an unused commitment fee of 0.25% per year, payable quarterly. As of the date of this filing, there was a principal balance of $7 million.

GREAT PLAINS ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 12 -     QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2007

Total Revenues	$32,251,100	$31,667,190	$28,521,791	$24,420,706
Gross Profit	8,605,572	3,461,729	5,122,374	3,038,143
Operating Income	7,252,515	2,281,535	3,872,546	38,247
Net Income	7,140,582	1,998,453	4,599,799	100,016
Basic Earnings per unit	1,908	534	1,229	27

Year Ended December 31, 2006

Total Revenues	$25,275,904	$32,255,377	$34,741,296	$31,119,324
Gross Profit	5,451,680	15,562,775	17,705,894	15,995,584
Operating Income	4,345,263	13,956,730	16,009,738	14,359,963
Net Income	3,926,633	13,563,332	15,736,526	13,935,337
Basic Earnings per unit	1,049	3,625	4,205	3,724

Year Ended December 31, 2005

Total Revenues	$22,130,587	$19,427,866	$20,209,331	$22,877,735
Gross Profit	6,360,011	2,843,659	2,843,223	7,164,101
Operating Income	5,516,484	2,112,985	1,887,610	6,163,527
Net Income	5,227,395	1,807,441	1,526,225	5,769,336
Basic Earnings per unit	1,397	483	408	1,542

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.