Form 10-Q
period 2008-03-31
GREAT PLAINS ETHANOL LLC
filed 2008-05-15
CIK 1135568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒   No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of May 1, 2008 is as follows:  1,513 Class A, 200 Class B and 2,029 Class C capital units.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,368,974	$10,953
Receivables
Ethanol - related party	9,612,649	4,389,077
Distillers grain	1,310,440	829,813
Incentives	41,298	166,667
Excise tax refund	755,633	—
Other	27,644	42,457
Inventory	36,611,644	25,583,587
Investment in commodities contracts	1,841,710	1,974,846
Prepaid expenses	554,858	90,424
Total current assets	52,124,849	33,087,824

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	121,735,950	60,073,412
Construction in process	12,824,590	56,344,822
	145,399,893	127,257,587
Less accumulated depreciation	(13,141,849)	(12,112,898)
Net property and equipment	132,258,043	115,144,690

OTHER ASSETS
Financing costs, net of amortization	756,095	781,255
Assets held for sale	141,180	141,180
Long term prepaid expenses	149,911	161,361
Other	—	1,000
	1,047,186	1,084,796

TOTAL ASSETS	$185,430,078	$149,317,309

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

LIABILITIES AND MEMBERS’ EQUITY

	March 31,	December 31,
	2008	2007*
CURRENT LIABILITIES

Accounts payable - trade	$5,535,928	$8,726,072
Accounts payable to related party	708,430	423,467
Accrued interest	689,130	—
Excess of outstanding checks over bank balance	—	262,912
Other accrued liabilities	534,221	393,291
Line of credit	8,800,000	—
Current portion of long-term debt	9,895,833	7,708,333

Total current liabilities	26,163,542	17,514,076

LONG-TERM DEBT	84,267,930	59,959,430

COMMITMENTS AND CONTINGENCIES (See Note 6)

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Additional paid-in capital	7,000	7,000
Retained earnings	56,281,606	53,126,803

Total members’ equity	74,998,606	71,843,803

TOTAL LIABILITIES & MEMBERS’ EQUITY	$185,430,078	$149,317,309

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007
REVENUES
Sales - related party	$27,907,176	$27,304,170
Sales	6,193,906	4,793,596
Incentive revenue	41,298	153,333
Total revenues	34,142,380	32,251,100

COST OF REVENUES	29,252,354	23,645,528

GROSS PROFIT	4,890,026	8,605,572

OPERATING EXPENSES
General and administrative	1,464,276	1,353,057
Total operating expenses	1,464,276	1,353,057

INCOME FROM OPERATIONS	3,425,750	7,252,515

OTHER INCOME AND (EXPENSES)
Interest income	34,144	230,395
Interest expense	(305,551)	(455,386)
Other	460	113,058
Total other income and expenses	(270,947)	(111,933)

NET INCOME	$3,154,803	$7,140,582

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$843	$1,908

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,154,803	$7,140,582
Changes to net income not affecting cash
Depreciation	1,028,951	729,355
Amortization	25,159	1,487
Change in operating assets and liabilities
Receivables	(5,564,016)	15,268
Inventory	(11,028,057)	3,624,166
Investments in commodities contracts	133,136	(2,872,431)
Prepaid expenses	(452,984)	(259,208)
Accounts payable - trade	(3,190,144)	(1,387,429)
Accounts payable to related party	284,962	(348,207)
Accrued interest	689,130	455,386
Accrued liabilities	140,929	(52,421)

NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	(14,778,130)	7,046,547

INVESTING ACTIVITIES
Purchase of property and equipment	(21,730,385)	(8,557,272)

NET CASH USED FOR
INVESTING ACTIVITIES	(21,730,385)	(8,557,272)

FINANCING ACTIVITIES
Advances on notes payable - long-term	29,329,448	—
Advances on line of credit	8,800,000
Advances on notes payable - related party	6,300,000	—
Principal payments on notes payable - related party	(6,300,000)	—
Distributions paid to members, $0 and $1,000 per unit	—	(3,742,000)
Decrease in excess of outstanding checks over bank balance	(262,912)	(2,506,864)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	37,866,536	(6,248,864)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,358,021	(7,759,589)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,953	19,968,318

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,368,974	$12,208,729

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	612,618	—
Cash paid for interest-related party	82,439	—
	$695,057	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for construction costs	$5,344,826	315,544

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -         NATURE OF OPERATIONS

Principal Business Activity

Great Plains Ethanol, LLC (d/b/a POET Biorefining – Chancellor) (“the Company”), a South Dakota limited liability company with its principal place of business in Turner County, South Dakota, was organized to obtain equity ownership and debt financing to construct, own and operate a 40 million gallon ethanol plant. The Company began activities on December 20, 2000. On March 20, 2003, the ethanol plant commenced its principal operations.  On March 17, 2008 the Company completed the expansion project and now operates a 100 million gallon ethanol plant.  The Company sells ethanol and related products to customers located primarily in North America.

NOTE 2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. For the statement of cash flows, such contract transactions are classified as operating activities.  We have recorded an increase to cost of revenues of $9,869,686, a decrease to cost of revenues of $3,452,282, and an increase to cost of revenues of $321,632 related to our derivative contracts for the three months ended March 31, 2008, 2007, and 2006, respectively.  These derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

Inventories consisted of the following:

	March 31,	December 31,
	2008	2007*

Finished goods	$4,253,303	$3,366,405
Raw materials	28,619,116	20,238,064
Work-in-process	2,666,861	976,719
Spare parts inventory	1,072,364	1,002,400
	$36,611,644	$25,583,587

*Derived from audited financial statements

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 except as noted below, and it did not have a material impact on its financial position and results of operations.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the effect, if any, that the adoption of SFAS 141(R) will have on its results of operations, financial position, and the related disclosures.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations or cash flows.

NOTE 3 -       FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis:

	Carrying Amount
	In Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	March 31, 2008	March 31, 2008	Level 1	Level 2	Level 3

Corn purchase contracts	$12,919,099	$12,919,099		$12,919,099
Investment in commodity contracts	$1,841,710	$1,841,710	$1,841,710

The Company’s corn purchase contracts consist of forward purchase commitments and are included in inventory. The fair value for the financial agreements was determined using quoted market prices from the Chicago Board of Trade (CBOT) for similar assets, and is designated as Level 2 within the valuation hierarchy. Investment in commodity contracts principally includes corn and natural gas futures and option contracts.  These contracts are primarily held with financial institutions, the fair values for which are obtained from quoted market prices from the CBOT for identical assets or liabilities, and is designated as Level 1 within the valuation hierarchy.

NOTE 4 -         NOTES PAYABLE

The Company originally entered into a credit agreement with AgCountry Farm Credit Services on June 19, 2002.  Several amendments to the original credit agreement occurred throughout the past five years.  As of December 31, 2007 the Company had three different loans to our credit agreement.

The $20.0 million loan (Term Note #4) is subject to a variable rate of LIBOR plus 3.0% (currently 6.16%) and is payable in quarterly principal payments of $833,333 plus accrued interest until maturity on July 1, 2013.

The $70.0 million expansion loan (Construction Note #5) is subject to a variable rate of LIBOR plus 3.0%, adjusted and payable monthly. We are subject to an unused commitment fee of 0.40% per year on any funds not borrowed through the required completion date of the expansion project (August 1, 2008). Upon completion of the expansion project, the loan will be converted to a term loan, at which time we may elect a variable or fixed rate made available by AgCountry. Payments of principal and interest will be due quarterly beginning on July 1, 2008 with a balloon payment due at maturity on April 1, 2016.  Prepayment is subject to penalty in an amount that will result in AgCountry being made whole for any actual and imputed funding losses.

The $15.0 million variable rate, revolving loan permits us to cover any of our short-term operating cash needs. The revolving amount reduces to $7.5 million one year prior to the loan’s maturity of July 1, 2018. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable monthly. The total unpaid principal balance is due at maturity.  The loan is subject to an unused commitment fee of 0.40% per year, payable quarterly. As of March 31, 2008, $15,000,000 is advanced on this note.

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

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On February 20, 2008, the Company entered into an agreement with AgCountry for a $15.0 million variable rate, line of credit loan.  This loan permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the unpaid principal balance and the lesser of $15,000,000 or the borrowing base. The borrowing base is defined as the sum of 1) 75% of inventory minus unsettled payables; 2) 75% of gain/loss on market contracts; and 3) 75% of accounts receivables less than 90 days.  The loan is secured by our real property, tangible and intangible property, buildings, improvements, equipment, personal property, and contracts.  The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable quarterly. The total unpaid principal balance is due at the loan’s maturity of April 1, 2009.  The loan is subject to an unused commitment fee of 0.25% per year, payable quarterly. As of March 31 2008, $8,800,000 is advanced on this note leaving the amount available to borrow at $6,200,000.

The balance of the long-term notes payable is as follows:

	March 31,	December 31,
	2008	2007*

Notes payable to AgCountry Farm Credit Services
Term Note #4	$18,333,333	$18,333,333
Construction Note #5	55,485,605	35,066,157
Revolving Term Note	15,000,000	6,090,000
Construction Payable-Related Party (to be drawn from Construction Note #5)	5,344,826	8,178,273

	94,163,764	67,667,763
Less current portion	9,895,833	7,708,333

	$84,267,930	$59,959,430

*Derived from audited financial statements

The Company had $0 available to borrow on the revolving term note as of March 31, 2008.

Minimum principal payments for the next five years are estimated as follows:

Year Ending March 31,	Amount

2009	$9,895,833
2010	12,083,333
2011	12,083,333
2012	12,083,333
2013	12,083,333

NOTE 5 -         LETTER OF CREDIT

During the quarter ended March 31, 2008, the Company renewed a $780,000 letter of credit agreement with Home Federal Bank at a reduced amount of $688,000. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the letter of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $688,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the letter of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the letter of credit is March 1, 2009. The letter of credit is secured by a lien on the Company’s real and personal property. As of March 31, 2008, there was no outstanding balance on the letter of credit.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $688,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $13,760, $15,600, and $19,200 for the guarantee fee for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 6 -         COMMITMENTS, CONTINGENCIES, AND AGREEMENTS

The Board of Managers has entered into various agreements regarding the formation, operation and management of the Company. Significant agreements are as follows:

Contract for Future Services – The Company entered into various agreements with POET Plant Management LLC (the Managing Member) and certain of the Managing Member’s affiliates.

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

Technology and Patent Rights License Agreement - In April, 2005 the Company entered into a new technology licensing agreement that allows the Company the right to use certain technology and patents owned, developed, or obtained by the Managing Member.  The Company is required to pay an annual licensing fee for the right to use such technology and patents.  The term of this agreement is for so long as the term of the management agreement discussed above.

Construction Agreements - On May 24, 2006 the Company entered into an agreement with companies affiliated with the Managing Member to oversee the construction process to expand capacity to 100 million gallons per year.  The estimated expansion project cost totals $80 million.  The expansion project was completed on March 17, 2008.  As of March 31, 2008, the Company spent $77.3 million on the construction process to expand capacity.

On May 9, 2007 the Company entered into an agreement with companies affiliated with the Managing Member to assist in the design and construction of a solid waste fuel boiler system.  Total estimated cost of this project is $25.5 million and is expected to be completed in late 2008.  As of March 31, 2008, the Company spent $12.5 million on the solid waste fuel boiler system.

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

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Corn Price Risk Management Agreement – The Company entered into an agreement with the Managing Member for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is a fixed fee billed quarterly. The agreement has a term of 1 year and commenced upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration.

Agreements with unrelated parties are as follows:

Natural Gas – The agreement provides the Company with natural gas for a 15 year period beginning with the date the plant begins operations. During the initial 10 years of the agreement, the Company has a minimum obligation for delivery of natural gas at a rate that covers the cost of construction of the pipeline. The Company is required to pay a monthly Distribution Delivery Fee based on the minimum obligation.  This fee is at a fixed rate for the 15 year period.  The Company is also required to hold an irrevocable standby letter of credit or similar instrument to guarantee payment of the obligation. The letter of credit will be reduced each year by an amount equal to amortization of a $1,600,000 loan at 8.5%.

Electricity – On July 23, 2007 the Company entered into an amendment for electric service for a term of 3 years. The agreement sets rates for energy usage based on an agreed upon rate structure and requires a minimum purchase of electricity each month during the initial term of the agreement.

The Company entered into several agreements related to the production of ethanol as follows:

Product Supply – The Company entered into an agreement on December 27, 2006 which commences on December 1, 2007, to supply the Company with a product that will be used in the solid waste fuel boiler system which is expected to be completed in late 2008.  This agreement is in effect for a period of ten years and requires a daily minimum purchase of product.  No shipments were made to the Company as of March 31, 2008.

Grain Storage – The Company entered into an agreement on June 1, 2007 to rent a grain storage facility beginning on September 1, 2007.  This agreement is in effect for 10 years.  The monthly rent for the facility is calculated based on the number of bushels stored in the facility.  Minimum bushelrequirements have been established.  The Company paid $24,640, for grain storage for the quarter ended March 31, 2008.

Minimum payments related to the above agreements are summarized in the following table:

Twelve Months Ending	Lease	Management	Purchase
March 31,	Agreements	Agreements	Agreements	Total
2009	$64,000	$989,832	$2,244,650	$3,298,482
2010	64,000	1,005,225	2,361,950	3,431,175
2011	64,000	1,021,234	2,446,200	3,531,434
2012	64,000	1,037,883	1,805,350	2,907,233
2013	64,000	1,055,199	1,805,350	2,924,549
2014-2018	256,000	873,207	5,869,700	6,998,907
	$576,000	$5,982,580	$16,533,200	$23,091,780

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company receives incentives related to the production of ethanol as follows:

Incentives – The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $41,298, $153,333 and $176,667 was recorded for the three months ended March 31, 2008, 2007, and 2006, respectively.

NOTE 7 -         INTEREST EXPENSE

Statement of Financial Accounting Standards (SFAS) No. 34 “Capitalization of Interest Costs” states that the amount of interest cost to be capitalized for qualifying assets is intended to be that portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided (for example, by avoiding additional borrowings or by using the funds expended for the assets to repay existing borrowings) if expenditures for the assets had not been made.   The Company capitalized its interest costs for cash payments made for its expansion project.  The Company has expensed interest costs of $305,552 and capitalized interest costs of $1,161,074 for the first quarter of 2008.  The Company has a total capitalized interest cost of $3,299,856.

NOTE 8 -         SUBSEQUENT EVENT

On April 11, 2008, the Company entered into a landfill gas purchase and sale agreement with the City of Sioux Falls, South Dakota.  The Company will purchase gas from the decomposition of solid waste located at a landfill owned by the City.  The gas will be used as an energy source in our plant’s production process, reducing our reliance on natural gas.  The term of the agreement is for ten years which can be extended for another five years upon 24 months prior written notice.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three months ended March 31, 2008 (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2007.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2007.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Great Plains Ethanol, LLC (d/b/a Poet Biorefining – Chancellor) (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and operates an ethanol plant (the “plant”) in Chancellor, South Dakota. We were organized under South Dakota law in 2000, after which we commenced an equity offering and obtained debt financing to build the plant. Our plant commenced operations in March 2003 and we began operating at full name-plate production capacity in April 2003. Our plant was initially built with a name-plate production capacity of 45 million gallons of ethanol annually, but it has subsequently increased to a name-plate production capacity of 100 million gallons of ethanol annually after the completion of an expansion project in March 2008.  Our members are primarily agricultural producers who principally reside in South Dakota.

Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. After processing the corn, ethanol is sold to POET™ Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental U.S.  All of our distillers grains are sold through POET™ Nutrition, Inc., which markets and sells the product to livestock feeders primarily located in the continental U.S.

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Since 2004, federal and state government incentive programs are an immaterial source of revenue and income. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. Excess grain supply in the market, in particular, puts downward pressure on the price of distiller grains. Our two largest costs of production are corn and natural gas.  The cost of natural gas and corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and the use of a risk management program to protect against the price volatility of these commodities.

Our net income decreased by approximately $4.0 million from the three months ended March 31, 2007 to the three months ended March 31, 2008.  Net income decreased between periods because of a significant increase in corn costs and a decrease in ethanol prices. Corn costs were primarily affected by a 61.8% increase in the price of corn between quarters. Corn prices increased because of increases in demand for grain from markets globally, increased demand for corn from new and expanding ethanol plants in the U.S., investments by commodity index funds into grain futures, low corn carryout from 2007, and a less than favorable spring planting forecast from the USDA.  Ethanol prices, in contrast, decreased 10.2% due to an increase in supply from newly constructed and expanding plants.

We expect the downward trend in net income to continue for the foreseeable future. Accordingly, cash distributions to our members are expected to be curtailed during this time as we preserve cash to fund operations.  The primary driving forces of these trends are the high price of corn and flat ethanol prices. We believe that for the foreseeable future the price of corn will remain at or above its current levels ($6.04 per bushel as of May 12, 2008 on the CBOT) due to several factors including, increases in demand for grain from global markets, increased demand for corn from new and expanding ethanol plants in the U.S., investments by commodity index funds into grain futures, and low corn carryout from 2007. In addition, the spot price of ethanol ($2.54 per gallon as of May 12, 2008 on the CBOT) is expected to remain flat or decrease due to excess supply. Currently, 147 ethanol biorefineries nationwide have a capacity to produce more than 8.5 billion gallons annually.  Another 61 biorefineries are under construction or expanding, which will add more than 5.0 billion gallons of new production capacity in the next 12-18 months. Demand for ethanol during this period, however, is expected to remain sluggish, as the opening of new markets for ethanol, especially in the East and Southeast, grows ever slowly. While our outlook for ethanol in 2008 is less than favorable, we are optimistic that the market for distillers grains will offset in part the results from ethanol. Revenue from the sale of distillers grains is expected to be favorable through 2008 as prices continue to remain strong due to the high price of competing feed products such as corn and soybean meal.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended		Quarter Ended
	March 31,		March 31,
	2008		2007
		%		%
		of		of
	$	Revenue	$	Revenue
Revenue:
Ethanol	27,907,176	81.7	27,304,170	84.7
Distillers Grains	6,193,906	18.1	4,793,596	14.9
Incentive	41,298	0.1	153,333	0.5
Total	34,142,380	100	32,251,100	100

Cost of Revenues	29,252,354	85.7	23,645,528	73.3

General and Administrative Expenses	1,464,276	4.3	1,353,057	4.2

Other Income (Expense)	(270,947)	(0.8)	(111,933)	(0.3)

Net Income	3,154,803	9.2	7,140,582	22.1

Revenues - Revenues increased $1.8 million, or 5.8%, to $34.1 million for the three months ended March 31, 2008 from $32.2 million for the three months ended March 31, 2007. The increase is primarily the result of an increase in sales of distillers grains.

Revenue from the sale of ethanol increased 2.2% from the three months ended March 31, 2007 to the three months ended March 31, 2008.  The increase is primarily due to a 13.9% increase in sales volume, offset by a 10.2% decrease in the average price per gallon for the three months ended March 31, 2008 to the three months ended March 31, 2007.  Sales volume increased due to the increase in production following the completion of our expansion on March 17, 2008.  Ethanol prices, in contrast, decreased as supply from new production in the market outpaced demand.

Revenue from the sale of distillers grains increased 29.2% from the three months ended March 31, 2007 to the three months ended March 31, 2008.  In addition to the rise in production from our plant’s expansion, this increase is largely attributed to the rise in prices of other commodities during the period such as corn, soybean meal and wheat.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $5.6 million, or 23.7%, to $29.2 million for the three months ended March 31, 2008 from $23.6 million for the three months ended March 31, 2007. Cost of revenues increased between periods primarily due to a 45.0% increase in corn costs, including costs from our hedging strategies, plus a 24.8% increase in natural gas costs and a 32.3% increase in chemical costs.

Corn costs increased from the three months ended March 31, 2007 to the three months ended March 31, 2008 due to an increase in the market price of corn and increase in bushels processed.  The quarterly average of the price of corn increased 27.1% between periods, due principally to increased demand for corn, concerns over low carryout from 2007 and delays in spring planting.  The number of bushels processed increased 16.9% from March 31, 2007 to March 31, 2008 following the completion of our plant’s expansion in mid March 2008.

Natural gas costs increased from the three months ended March 31, 2007 to the three months ended March 31, 2007 due to a 17.2% increase in the average price and a 6.1% increase in usage.  The increase in price is largely due to the continued rise of crude oil prices.  Natural gas and chemical usage increased due to increased production following expansion.

Operating Expenses - General and administrative expenses increased $111,000, or 8.2%, to $1.4 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007. The increase is primarily due to an increase in supplies for our operations, offset by a reduction in costs associated with the decrease in net income such as management incentive fees.

Other Operating Income (Expense) – Other operating income (expense) decreased $159,000, or 142%, to an expense of $270,000 for the three months ended March 31, 2008 from an expense of $111,000 for the three months ended March 31, 2007.  The decrease is primary due to a decrease in interest income between periods.

Net Income - Net income decreased $4.0 million, or 55.8%, to $3.1 million for the three months ended March 31, 2008 from $7.1 million for the three months ended March 31, 2007.  This change is caused primarily by an increase in cost of revenues due to rising corn costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our $15.0 million revolving credit facility which is discussed below under “Indebtedness.”  Net working capital as of March 31, 2008 is $25.9 million compared to $28.8 million as of March 31, 2007. The decrease in net working capital is primarily due to the disbursement of cash to pay for the plant’s expansion. We anticipate preserving more cash from operations in order to deal with the challenging market conditions in 2008; consequently, we may make fewer and smaller distributions to members in 2008, if any.

The following table shows the cash flows between the three months ended March 31, 2008 and the three months ended March 31, 2007.

	Quarter Ended March 31
	2008	2007
Net cash from (used for) operating activities	$(14,778,130)	$7,046,547
Net cash (used for) investing activities	$(21,730,385)	$(8,557,272)
Net cash from (used for) financing activities	$37,866,536	$(6,248,864)

Cash Flow From Operating Activities – The decrease in cash from operating activities between periods is primarily the result of a decrease in net income and increase in inventory.  Corn inventory increased because of an increase in storage capacity following the construction of four new storage bins, as well as from rising corn prices between periods.

Cash Flow From Investing Activities – The increase in cash used for investing activities between periods is the result of making larger cash payments to pay for a portion of the plant expansion and solid waste fuel boiler projects.

Cash Flow From Financing Activities – The increase in cash from financing activities between periods is primarily due to advances on our debt financing used to pay for our plant expansion and solid waste fuel boiler projects and advances on the line of credit.

Indebtedness

As of the date of this filing, we have four loans outstanding with AgCountry Farm Credit Services of Fargo, North Dakota, under a Credit Agreement dated August 10, 2007 and agreement dated February 20, 2008: 1) a $70.0 million variable rate loan, 2) a $20.0 million variable rate loan, 3) a $15.0 million variable rate revolving loan, and 4) a $15.0 million variable rate line of credit loan.

The $15.0 million variable rate, revolving loan permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the unpaid principal balance and $15 million. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable monthly. The total unpaid principal balance is due at the loan’s maturity of July 1, 2018.  The loan is subject to an unused commitment fee of 0.40% per year, payable quarterly. The unpaid principal balance outstanding on this loan is $15.0 million as of March 31, 2008. We borrowed $8.9 million for the three months ended March 31, 2008 to cover margin calls that were triggered from the impact of a price increase in the corn futures market.

The $20 million loan is currently subject to a variable rate of LIBOR plus 3.0% (6.16% as of March 31, 2008). We have the option at later date to elect a fixed or adjustable rate, as provided by AgCountry, for any borrowed amount exceeding $1 million. Payments of principal and interest are due quarterly with a balloon payment due at maturity on July 1, 2013.  The principal balance outstanding for the loan is $18.3 million as of March 31, 2008.

The $70.0 million expansion loan is subject to a variable rate of LIBOR plus 3.0%, adjusted and payable monthly. We are subject to an unused commitment fee of 0.40% per year on any funds not borrowed through the required completion date of the plant expansion and solid waste fuel boiler projects. Upon completion, the loan will be converted to a term loan, at which time we may elect a variable or fixed rate made available by AgCountry. Payments of principal and interest will be due quarterly beginning on July 1, 2008 with a balloon payment due at maturity on April 1, 2016.  Prepayment is subject to penalty for an amount that will result in AgCountry being made whole for any actual and imputed funding losses.  The principal balance outstanding for the loan is $55.4 million as of March 31, 2008.

On February 20, 2008, we entered into an agreement with AgCountry for a $15.0 million variable rate, line of credit loan.  This loan permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the unpaid principal balance and the lesser of $15,000,000 or the borrowing base. The borrowing base is defined as the sum of 1) 75% of inventory minus unsettled payables; 2) 75% of gain/loss on market contracts; and 3) 75% of accounts receivables less than 90 days. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable quarterly. The total unpaid principal balance is due at the loan’s maturity of April 1, 2009.  The loan is subject to an unused commitment fee of 0.25% per year, payable quarterly. As of the date of this filing, the unpaid principal balance is $8.8 million.

The four loans are secured by our real property, tangible and intangible property, buildings, improvements, equipment, personal property, and contracts. We are also subject to standard covenants and conditions in the Credit Agreement as discussed in our Form 10-K for the year ended December 31, 2007. As of March 31, 2008 and the date of this filing, we were in compliance with all covenants and conditions under the Credit Agreement with the exception of our owner’s equity ratio which was waived by AgCountry on May 14, 2008.

Off-Balance Sheet Arrangements

Except as discussed immediately following the contractual obligations table of our Form 10-K for the year ended December 31, 2007, we do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effective provisions of SFAS 157 are included in Note 3, “Fair Value Measurements,” to the consolidated financial statements included in this Form 10-Q.  The adoption of SFAS 157 did not and is not expected to have a material impact on our financial position and results of operations.

Relative to SFAS 157, FASB issued FASB Staff Position (FSP) 157-1 and 157-2. FSP-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases (SFAS13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  We are evaluating the effect, if any, that this amendment will have on our results of operations, financial position, and the related disclosures.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. We are evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position, and the related disclosures.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, we believe that the adoption of this standard will have no impact on its financial position, results of operations or cash flows.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the March 31, 2008 and December 31, 2007 balance sheets at their fair market value.

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

Gains and losses on futures and options contracts used as economic hedges of corn inventory as well as on forward cash corn and basis contracts, are recognized as a component of our cost of revenues for financial reporting on a monthly basis using month-end settlement prices for futures on the Chicago Board of Trade.  Corn inventories and distillers grains are marked to net realizable value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts are offset by gains or losses on inventories during the same accounting period.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of March 31, 2008 and March 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Hypothetical
		Adverse
		Change— Market
Quarter Ended	Fair Value	Risk
March 31, 2008	$44,947,416	$4,494,742
March 31, 2007	$28,388,583	$2,838,858

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. As of March 31, 2008, we had $88.8 million in outstanding variable rate debt with a variable rate at 6.17%. We manage the interest rate risk associated with variable-rate debt by monitoring the effects of market changes on the interest rates and converting portions to fixed-rate debt whenever possible.

Item 4T.  Controls and Procedures.

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

Changes in Internal Controls

There were no changes in our internal controls during the three months ended March 31, 2008 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

GREAT PLAINS ETHANOL, LLC

Dated: May 15, 2008	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fifth Amended and Restated Operating Agreement dated April 17, 2006 (2)
4.1	Form of Class A Certificate (3)
4.2	Form of Class B Certificate (4)
4.3	Form of Class C Certificate (5)
10.1	Landfill Gas Purchase and Sale agreement dated April 10, 2008
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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