Form 10-Q
period 2008-06-30
GREAT PLAINS ETHANOL LLC
filed 2008-08-14
CIK 1135568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of capital units of each class issued and outstanding as of August 1, 2008 is as follows:    1,513 Class A, 200 Class B and 2,029 Class C capital units.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GREAT PLAINS ETHANOL, LLC

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,806,889	$10,953
Receivables
Ethanol - related party	8,182,075	4,389,077
Distillers grain	1,903,829	829,813
Incentives	83,333	166,667
Excise tax refund	1,153,182	—
Other	105,060	42,457
Inventory	43,661,146	25,583,587
Investment in commodities contracts	6,694,632	1,974,846
Prepaid expenses	675,118	90,424
Total current assets	68,265,264	33,087,824

PROPERTY AND EQUIPMENT
Land	270,210	270,210
Land improvements	3,581,250	3,581,250
Buildings	6,987,893	6,987,893
Equipment	121,751,755	60,073,412
Construction in process	16,108,130	56,344,822
	148,699,238	127,257,587
Less accumulated depreciation	(15,186,731)	(12,112,898)
Net property and equipment	133,512,507	115,144,690

OTHER ASSETS
Financing costs, net of amortization	730,937	781,255
Assets held for sale	141,180	141,180
Long term prepaid expenses	138,460	161,361
Other	—	1,000
	1,010,577	1,084,796

TOTAL ASSETS	$202,788,348	$149,317,309

* Derived from audited financial statements

GREAT PLAINS ETHANOL, LLC

BALANCE SHEETS (UNAUDITED

	June 30,	December 31,
	2008	2007*
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES

Accounts payable - trade	$12,598,875	$8,726,072
Accounts payable to related party	765,734	498,880
Accrued interest	746,003	—
Excess of outstanding checks over bank balance	—	262,912
Other accrued liabilities	345,540	317,879
Line of credit	15,000,000	—
Current portion of long-term debt	12,083,333	7,708,333

Total current liabilities	41,539,485	17,514,076

LONG-TERM DEBT	85,431,123	59,959,430

COMMITMENTS AND CONTINGENCIES (See Note 6)

MEMBERS’ EQUITY

Total units authorized - 4,700
Class A Units, $5,000 par, 1,513 units issued and outstanding	7,565,000	7,565,000
Class B Units, $5,000 par, 200 units issued and outstanding	1,000,000	1,000,000
Class C Units, $5,000 par, 2,029 units issued and outstanding	10,145,000	10,145,000
Additional paid-in capital	7,000	7,000
Retained earnings	57,100,740	53,126,803

Total members’ equity	75,817,740	71,843,803

TOTAL LIABILITIES & MEMBERS’ EQUITY	$202,788,348	$149,317,309

* Derived from audited financial statements

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six	Three	Six	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2007

REVENUES
Sales - related party	$79,784,050	$51,876,874	$54,509,625	$27,205,455
Sales	16,992,537	10,798,632	9,158,665	4,365,069
Incentive revenue	124,632	83,333	250,000	96,667
Total revenues	96,901,219	62,758,839	63,918,290	31,667,190

COST OF REVENUES	88,953,594	59,701,241	51,850,989	28,205,461

GROSS PROFIT	7,947,625	3,057,598	12,067,301	3,461,729

OPERATING EXPENSES
General and administrative	2,480,473	1,016,197	2,533,252	1,180,195
Total operating expenses	2,480,473	1,016,197	2,533,252	1,180,195

INCOME FROM OPERATIONS	5,467,152	2,041,402	9,534,049	2,281,535

OTHER INCOME AND (EXPENSES)
Interest income	62,414	28,270	392,230	161,835
Interest expense	(1,556,285)	(1,250,733)	(901,497)	(446,111)
Other	656	195	114,252	1,194
Total other income and expenses	(1,493,215)	(1,222,268)	(395,015)	(283,082)

NET INCOME	$3,973,937	$819,134	$9,139,035	$1,998,453

BASIC AND DILUTED INCOME PER CAPITAL UNIT	$1,062	$219	$2,442	$534

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING:

BASIC AND DILUTED	3,742	3,742	3,742	3,742

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$3,973,937	$9,139,035
Changes to net income not affecting cash
Depreciation	3,073,833	1,453,266
Amortization	50,318	2,974
Change in operating assets and liabilities
Receivables	(4,846,283)	(337,004)
Inventory	(18,077,558)	9,021,424
Investments in commodities contracts	(4,719,787)	(3,413,289)
Prepaid expenses	(561,793)	(162,326)
Accounts payable - trade	3,872,803	(951,733)
Accounts payable to related party	266,854	(652,980)
Accrued interest	746,003	—
Accrued liabilities	27,661	(160,852)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(16,194,013)	13,938,515

INVESTING ACTIVITIES
Purchase of property and equipment	(29,528,723)	(16,738,699)

NET CASH USED FOR INVESTING ACTIVITIES	(29,528,723)	(16,738,699)

FINANCING ACTIVITIES
Advances on notes payable - long-term	37,614,917	—
Advances on line of credit	26,000,000	—
Advances on notes payable - related party	6,300,000	—
Principal payments on notes payable	(833,333)	(1,363,412)
Principal payments on line of credit	(11,000,000)
Principal payments on notes payable - related party	(6,300,000)	—
Distributions paid to members, $0 and $2,000 per unit	—	(7,484,000)
Decrease in excess of outstanding checks over bank balance	(262,912)	(2,506,864)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	51,518,672	(11,354,276)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,795,936	(14,154,459)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,953	19,968,318

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,806,889	$5,813,859

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

STATEMENTS OF CASH FLOWS  (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$2,188,104	$901,497

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for construction costs	$1,243,382	$5,819,478
Accounts receivable for tax refund on construction	$1,153,182	$—

See Notes to Unaudited Financial Statements

GREAT PLAINS ETHANOL, LLC

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year.

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

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in current earnings. Gain and losses derived from forward or market-to-arrive contracts and from recording inventories at net realizable value are included in corn costs and are not broke out. For the statement of cash flows, such contract transactions are

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

classified as operating activities. The derivative contracts can be found on the Balance Sheet under “Investment in commodities contracts”.

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

Inventories consisted of the following:

	June 30,	December 31,
	2008	2007*

Finished goods	$5,444,507	$3,366,405
Raw materials	32,422,325	20,238,064
Work-in-process	4,696,389	976,719
Spare parts inventory	1,097,925	1,002,400
	$43,661,146	$25,583,587

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

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.  Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include assets held for sale, corn inventory, ethanol inventory and distillers grains inventory carried at net realizable value.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  SAS 69 is directed to the auditor rather than the entity.  SFAS 162 addresses this issue by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 -       FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

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

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value on our Balance Sheet, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first or second quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis:

	Carrying Amount
	In Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	June 30, 2008	June 30, 2008	Level 1	Level 2	Level 3

Corn purchase contracts	$22,634,922	$22,634,922		$22,634,922
Investment in commodity contracts	$6,694,632	$6,694,632	$6,694,632

The Company’s corn purchase contracts consist of forward purchase commitments and are included in inventory. The fair value for the financial agreements was determined using quoted market prices from the Chicago Board of Trade (CBOT) for similar assets and is designated as Level 2 within the valuation hierarchy. Investment in commodity contracts principally includes corn and natural gas futures and option contracts.  These contracts are primarily held with financial institutions, the fair values for which are obtained from quoted market prices from the CBOT for identical assets or liabilities, and are designated as Level 1 within the valuation hierarchy.

NOTE 4 -       NOTES PAYABLE

The Company originally entered into a credit agreement with AgCountry Farm Credit Services on June 19, 2002.  Several amendments to the original credit agreement occurred throughout the past five years.  As of December 31, 2007 the Company had three different loans to our credit agreement.

The $20.0 million loan (Term Note #4) is subject to a variable rate of LIBOR plus 3.0% (currently 5.59%) and is payable in quarterly principal payments of $833,333 plus accrued interest until maturity on July 1, 2013.

The $70.0 million expansion loan (Construction Note #5) is subject to a variable rate of LIBOR plus 3.0%, adjusted and payable monthly. We are subject to an unused commitment fee of 0.40% per year on any funds not borrowed through the required completion date of the expansion project (August 2008). Upon completion of both the expansion project and the solid waste fuel boiler project, the loan will be converted to a term loan, at which time we may elect a variable or fixed rate made available by AgCountry. Payments of principal and interest will be due quarterly beginning on July 1, 2008 with a balloon payment due at maturity on April 1, 2016. Prepayment is subject to penalty in an amount that will result in AgCountry being made whole for any actual and imputed funding losses.

The $15.0 million variable rate, revolving loan permits us to cover any of our short-term operating cash needs. The revolving amount reduces to $7.5 million one year prior to the loan’s maturity of July 1, 2018. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable monthly. The total unpaid principal balance is due at maturity. The loan is subject to an unused commitment fee of 0.40% per year, payable quarterly. As of June 30, 2008, $15,000,000 is advanced on this note.

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

On February 20, 2008, the Company entered into an agreement with AgCountry for a $15.0 million variable rate, line of credit loan.  This loan permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the unpaid principal balance and the lesser of $15,000,000 or the borrowing base. The borrowing base is defined as the sum of 1) 75% of inventory minus unsettled payables; 2) 75% of gain/loss on market contracts; and 3) 75% of accounts receivables less than 90 days.  The loan is secured by our real property, tangible and intangible property, buildings, improvements, equipment, personal property, and contracts.  The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable quarterly. The total unpaid principal balance is due at the loan’s maturity of April 1, 2009.  The loan is subject to an unused commitment fee of 0.25% per year, payable quarterly. As of June 30 2008, $15,000,000 is advanced on this note leaving the amount available to borrow at $0.

The four loans are secured by our real property, tangible and intangible property, buildings, improvements, equipment, personal property, and contracts. We are also subject to standard covenants and conditions in the Credit Agreement as discussed in our Form 10-K for the year ended December 31, 2007. As of June 30, 2008 and the date of this filing, we were in compliance with all covenants and conditions under the Credit Agreement with the exception of our owner’s equity ratio which was waived by AgCountry on May 14, 2008.

The balance of the long-term notes payable is as follows:

	June 30,	December 31,
	2008	2007*

Notes payable to AgCountry Farm Credit Services
Term Note #4	$17,500,000	$18,333,333
Construction Note #5	63,771,074	35,066,157
Revolving Term Note	15,000,000	6,090,000
Construction Payable-Related Party
(to be drawn from Construction Note #5)	1,243,382	8,178,273

	97,514,456	67,667,763
Less current portion	12,083,333	7,708,333

	$85,431,123	$59,959,430

*Derived from audited financial statements

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Minimum principal payments for the next five years are estimated as follows:

Year Ending June 30,	Amount

2009	$12,083,333
2010	12,083,333
2011	12,083,333
2012	12,083,333
2013	12,083,333
Thereafter	37,097,791
97,514,456

NOTE 5 -       LETTER OF CREDIT

During the quarter ended March 31, 2008, the Company renewed a $780,000 letter of credit agreement with Home Federal Bank at a reduced amount of $688,000. The letter of credit is security for the Company’s natural gas distribution agreement as it relates to construction of the gas pipeline to the plant. Under the letter of credit, the Company entered into a promissory note with Home Federal Bank to borrow up to $688,000. In the event of any amount drawn on the letter of credit by the supplier of natural gas, an equal amount will be drawn on the letter of credit by Home Federal, which will be recorded as a liability of the Company. The interest rate on the promissory note is the prime rate as published by the Wall Street Journal plus 2%. The maturity date on the letter of credit is March 1, 2009. The letter of credit is secured by a lien on the Company’s real and personal property. As of June 30, 2008, there was no outstanding balance on the letter of credit.

To obtain the letter of credit, Home Federal Bank required personal guarantees totaling $688,000 from certain members or related parties of the Company. The Company has agreed to pay each party an annual guarantee fee of 2% of the amount guaranteed. The Company paid $13,760 and $15,600 for the guarantee fee for the six months ended June 30, 2008 and 2007, respectively.

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

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Construction Agreements - On May 24, 2006 the Company entered into an agreement with companies affiliated with the Managing Member to oversee the construction process to expand capacity to 100 million gallons per year.  The estimated expansion project cost totals $80 million.  The expansion project was completed on March 17, 2008.  As of June 30, 2008, the Company spent $78.4 million on the construction process to expand capacity.

On May 9, 2007 the Company entered into an agreement with companies affiliated with the Managing Member to assist in the design and construction of a solid waste fuel boiler system.  Total estimated cost of this project is $25.5 million and is expected to be completed in late 2008.  As of June 30, 2008, the Company spent $14.8 million on the solid waste fuel boiler system.

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

Corn Price Risk Management Agreement — The Company entered into an agreement with the Managing Member for the hedge and price risk management related to corn and natural gas requirements of the plant. The fee for this service is a fixed fee billed quarterly. The agreement has a term of 1 year and commenced upon the start of operations. The agreement is renewable for successive 1-year terms unless terminated 30 days prior to expiration.

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

The Company entered into several agreements related to the production of ethanol as follows:

Product Supply — The Company entered into an agreement on December 27, 2006 which commences on December 1, 2007, to supply the Company with a product that will be used in the solid waste fuel boiler system which is expected to be completed in late 2008.  This agreement is in effect for a period of ten years and requires a daily minimum purchase of product.  No shipments were made to the Company as of June 30, 2008.

The Company also entered into an agreement on April 11, 2008, to purchase landfill gas with the City of Sioux Falls, South Dakota.  The Company will purchase gas from the decomposition of solid waste

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

located at a landfill owned by the City.  The gas will be used as an energy source in our plant’s production process, reducing our reliance on natural gas.  The term of the agreement is for ten years which can be extended for another five years upon 24 months prior written notice.  No gas was received as of June 30, 2008.

Grain Storage — The Company entered into an agreement on June 1, 2007 to rent a grain storage facility beginning on September 1, 2007.  This agreement is in effect for 10 years.  The monthly rent for the facility is calculated based on the number of bushels stored in the facility.  Minimum bushel requirements have been established.

Minimum payments related to the above agreements are summarized in the following table:

Twelve Months Ending	Lease	Management	Purchase
June 30,	Agreements	Agreements	Agreements	Total
2009	$64,000	$1,079,834	$2,244,650	$3,388,484
2010	64,000	$1,005,225	2,361,950	3,431,175
2011	64,000	$1,021,234	2,446,200	3,531,434
2012	64,000	$1,037,883	1,805,350	2,907,233
2013	64,000	$1,055,199	1,805,350	2,924,549
2014-2018	256,000	$4,560,958	5,869,700	10,686,658
	$576,000	$9,760,332	$16,533,200	$26,869,532

The Company receives incentives related to the production of ethanol as follows:

Incentives — The Company receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $124,632 and $250,000 was recorded for the six months ended June 30, 2008 and 2007, respectively.

NOTE 7 -         INTEREST EXPENSE

Statement of Financial Accounting Standards (SFAS) No. 34 “Capitalization of Interest Costs” states that the amount of interest cost to be capitalized for qualifying assets is intended to be that portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided (for example, by avoiding additional borrowings or by using the funds expended for the assets to repay existing borrowings) if expenditures for the assets had not been made.   The Company capitalized its interest costs for cash payments made for its expansion and solid waste fuel boiler projects.  The Company has expensed interest costs of $1,556,285 and capitalized interest costs of $1,377,822 for the first and second quarters of 2008.  The Company has a total accumulated capitalized interest cost of $3,516,603.

NOTE 8 -       MEMBER’S EQUITY

On June 6, 2008 the board of managers of the Company approved a reclassification of the Company’s Class A member units.  In the proposed reclassification, record holders of 2 or fewer of the Company’s Class A member units will have their Class A member units reclassified into newly-created Class E membership units, on the basis  of one Class E member unit for each Class A member unit held by such unit holders immediately prior to the effective time of the reclassification.

(continued on next page)

GREAT PLAINS ETHANOL, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The primary effect of the reclassification, also referred to as a Rule 13e-3 transaction, will be to reduce the total record number of holders of the Company’s Class A member units to below 300.  As a result, pursuant to Rule 13e-3 of the Securities Exchange Act of 1934, as amended, the Company will terminate the registration of the Class A and Class C member units under federal securities law and the Company’s obligation to file periodic and other reports with the SEC will be suspended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three months ended and six months ended June 30, 2008 (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2007.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2007.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview and Executive Summary

Great Plains Ethanol, LLC (d/b/a Poet Biorefining — Chancellor) (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and operates an ethanol plant (the “plant”) in Chancellor, South Dakota. We were organized under South Dakota law in 2000, after which we commenced an equity offering and obtained debt financing to build the plant. Our plant commenced operations in March 2003 and we began operating at full name-plate production capacity in April 2003. Our plant was originally built with a name-plate production capacity of 45 million gallons of ethanol annually, but since March 17, 2008 the plant has been operating at a name-plate production capacity of 100 million gallons of ethanol following completion of an expansion project. Our members are primarily agricultural producers who principally reside in South Dakota.

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

Our operating and financial performance is largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Since 2004, federal and state government incentive programs are an immaterial source of revenue and income. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline has diverged with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The price of distillers grains is influenced by the price of corn, soybean meal and other protein-based feed products, and supply and demand. Excess grain supply in the market, in particular, puts downward pressure on the price of distiller grains. Our two largest costs of production are corn and natural gas.  The cost of natural gas and corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and the use of a risk management program to protect against the price volatility of these commodities.

Our net income decreased by approximately $1.1 million from the three months ended June 30, 2007 to the three months ended June 30, 2008, and by approximately $5.1 million for the six months ended June 30, 2007 to June 30, 2008.  Net income decreased between periods because corn costs increased significantly offset by a modest rise in ethanol prices. Corn costs were primarily affected by a 73.2% and 53.3% increase in the market price of corn between the three and six month periods, respectively, with prices increasing due to increases in demand for grain globally, increased speculation in the commodity markets, low corn carryout from 2007, and flooding in the upper Midwest this past spring. Corn costs also were affected by an 87.8% and 55.0% increase in production between the three and six month periods, respectively, following the completion of our plant’s expansion in March 2008.

We expect a flat or downward trend in net income to continue through 2008 and into 2009. Accordingly, cash distributions to our members will be curtailed during this time as we preserve cash to fund operations.  The primary driving forces of this trend are the high price of corn. The market price of corn is expected to remain at or above its current levels ($5.65 per bushel as of August 1, 2008 on the CBOT) through 2008 due to several factors, including increases in demand for grain from global markets, increased demand for corn from new and expanding ethanol plants in the U.S., commodity speculation, and low corn carryout from 2007.  While our risk management program is expected to offer some protection against rising prices, it may not provide full protection.

At the same time, the price of ethanol ($2.39 per gallon as of August 1, 2008 on the CBOT) is expected to remain flat or perhaps decline slightly due to excess supply. Currently, 162 ethanol biorefineries in the U.S. have a capacity to produce more than 9.4 billion gallons annually.  Another 47 biorefineries are either under construction or expanding, which are expected to add more than 4.2 billion gallons of new production capacity in the next 6 to 18 months. Demand for ethanol during this period is expected to remain sluggish, as the opening of new markets for ethanol, especially in the East and Southeast, grows slowly.  Demand growth also may be affected by the increasingly negative press received in the U.S., with detractors asserting that ethanol is a primary cause of rising corn and food prices.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

The following table presents, for the periods indicated, the relative composition of selected income data:

Great Plains Ethanol, LLC

10-Q Summary

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	51,876,874	82.7	27,205,455	85.9
Distillers Grains	10,798,632	17.2	4,365,069	13.8
Incentive	83,333	0.1	96,667	0.3
Total	62,758,839	100	31,667,190	100

Cost of Revenue	59,701,241	95.1	28,205,461	89.1

General and Administrative Expense	1,016,197	1.6	1,180,195	3.7

Other Operating Income (Expense)	(1,222,268)	(1.9)	(283,082)	(0.9)

Net Income	819,134	1.3	1,998,453	6.3

                Revenues - Revenues increased $31.0 million, or 98.1%, to $62.7 million for the three months ended June 30, 2008 from $31.6 million for the three months ended June 30,

2007. The increase is primarily the result of an increase in sales volume of ethanol and distillers grains and prices per unit sold.

Revenue from the sale of ethanol increased $24.6 million, or 90.6%, to $51.8 million for the three months ended June 30, 2008 from $27.2 million for the three months ended June 30, 2007.  The increase is driven by a $21.6 million, or 80.1%, increase in sales volumes and a 6.1%, increase in price per gallon sold.  Sales volume increased following an 87.8% increase in production volume. Our average sales price of ethanol increased from $2.03 per gallon for the three months ended June 30, 2007 to $2.16 per gallon for the three months ended June 30, 2008. Ethanol prices rose slightly between periods because the spot market increased in correlation with the rise in crude oil prices.

Revenue from the sale of distillers grains increased $6.4 million, or 147.5% to $10.7 million for the three months ended June 30, 2008 from $4.3 million for the three months ended June 30 2007.  The increase is the result of a $3.4 million increase in sales volume and an increase in the price per ton of our dried distillers grains sold. Similar to ethanol, sales volume increased following the increase in production volume. The average sales price of distillers grains increased from $78.17 per dry ton for the three months ended June 30, 2007 to $127.05 per dry ton for the three months ended June 30, 2008, because livestock feeders increased their use of distillers grains as a feed product due to the high price of corn and other feeds.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $31.4 million, or 111.6%, to $59.7 million for the three months ended June 30, 2008 from $28.2 million for the three months ended June 30, 2007. Cost of revenues increased between periods primarily due to a $22.9 million increase in corn costs, $5.3 million increase in natural gas costs, $1.2 million increase in chemical costs and a $984,000 increase in freight costs.

Corn costs increased $22.9 million, or 140.3% from the three months ended June 30, 2007 to $39.3 million for the three months ended June 30, 2008, due to a significant change in the market price of corn, and an increase in production volume following expansion. Due to expansion, we processed 8.1 million bushels of corn for the three months ended June 30, 2008 compared to 4.5 million bushels for the three months ended June 30, 2007, an 81.4% increase.  The average local market price of corn, which is the price we pay to local producers for corn, increased $2.55, or 73.2%, from $3.48 per bushel for the three months ended June 30, 2007 to $6.03 per bushel for the three months ended June 30, 2008.  The price of corn continued to be impacted by an increase in demand for corn nationally and globally from concerns over low carryout from 2007 and delays in spring planting.

Our use of risk management to protect against price volatility, particularly the net effect of the use of futures and options contracts, forward or market-to-arrive contracts, and net realizable value of corn inventories, partially offset the increase in corn costs caused from the change in market price by $4.7 million. For the three months ended June 30, 2008, we recognized a $13.6 million gain from our use of forward contracts compared to an $8.9 million loss from our hedging instruments, resulting in a net gain of $4.7 million and, accordingly, a decrease to our corn costs. The gain was recognized because the price per bushel of corn on the forward contracts that we entered with local producers was less than the market price of corn when these contracts were valued during the first quarter. The loss on hedging instruments was caused by the significant rise in the market price of corn during the second quarter of 2008 relative to our futures’ positions. In the first quarter of 2008, in order provide us with an adequate forward margin structure, we sold futures on the CBOT in effort to defer establishing the price of corn on our forward contracts until we priced these bushels against fixed ethanol sales. A strategy of selling futures to defer establishing the price to a later date will generally cause a loss to be recognized, but will help protect a positive margin in a volatile market with ethanol sales for which have not been contracted. If we were to experience in the future the unprecedented increase in the market price of corn during the second quarter of 2008, while we could experience similiar losses from the use of hedging instruments, we anticipate that our total risk management strategy should help mitigate the overall increase in corn costs and improve our margin positions relative to ethanol sales.

Natural gas costs increased $5.3 million from the three months ended June 30, 2007 to the three months ended June 30, 2008 due to a 78.1% increase in volume used following our expansion and a 49.9% increase in the average price of natural gas.  The average price of natural gas increased from $7.76 per decatherm for the three months ended June 30, 2007 to $11.64 per decatherm for the three months ended June 30, 2008.  The increase in natural gas between periods is primarily due to a significant rise in crude oil prices.

Chemical and freight costs increased $1.2 million and $984,000 between periods, respectively, as a direct result of plant expansion.

Operating Expenses - General and administrative expenses decreased $164,000, or 13.8%, to $1.0 million for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007. The decrease is primarily due to a decrease in costs associated directly with a decrease in our net income, in particular the management incentive fees we pay POET™ Plant Management on a quarterly basis.

Other Operating Income (Expense) — Other operating income decreased $939,000 primarily due to an increase in interest expense and a decrease in interest income.  Interest expense increased $805,000, or 180.3%, to $1.2 million for the three months ended June 30, 2008 from $446,000 for the three months ended June 30, 2007. Interest expense increased because of an increase in debt derived from advances under our expansion and revolving loans to pay for our expansion projects and to meet short-term liquidity needs caused by a rise in corn prices. Interest income decreased $134,000, or 82.5%, from $162,000 for the three months ended June 30, 2007 to $29,000 for the three months ended June 30, 2008. Interest income decreased due to a reduction in cash  available for investing in our interest-bearing bank account.

Net Income - Net income decreased $1.1 million ($315 per capital unit) , or 59.0%, to $819,000 ($219 per capital unit) for the three months ended June 30, 2008 from $1.9 million ($534 per capital unit) for the three months ended June 30, 2007.  This change is caused primarily by an increase in corn costs offset by an increase in ethanol and distillers grains sales.

Comparison of the six months ended June 30, 2008 and 2007

Great Plains Ethanol, LLC

10-Q Summary

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	79,784,050	82.3	54,509,625	85.3
Distillers Grains	16,992,537	17.5	9,158,665	14.3
Incentive	124,632	0.1	250,000	0.4
Total	96,901,219	100	63,918,290	100

Cost of Revenue	88,953,594	91.8	51,850,989	81.1

General and Administrative Expense	2,480,473	2.6	2,533,252	4.0

Other Operating Income (Expense)	(1,493,215)	(1.5)	(395,015)	(0.6)

Net Income	3,973,937	4.1	9,139,035	14.3

                Revenues - Revenues increased $32.9 million, or 51.6%, to $96.9 million for the six months ended June 30, 2008 from $63.9 million for the six months ended June 30, 2007. The increase is primarily the result of an increase in sales volume of ethanol and distillers grains and the price per unit of dried distillers grains sold.

Revenue from the sale of ethanol increased $25.2 million, or 46.3%, to $79.7 million for the six months ended June 30, 2008 from $54.5 million for the six months ended June 30, 2007.  The increase is primarily driven by 47.9% increase in sales volume resulting from our plant’s expansion, offset by $0.01 decrease in the average price of ethanol sold.

Revenue from the sale of distillers grains increased $7.7 million, or 85.4% to $16.9 million for the six months ended June 30, 2008 from $54.5 million for the six months ended June 30 2007.  The increase is due to a $3.4 million increase in sales volume resulting from our plant’s expansion, and an increase in price per ton of dried distillers grains sold. The average sales price of dried distillers grains increased from $82.95 per dry ton for the six months ended June 30, 2007 to $125.47 per dry ton for the six months ended June 30, 2008, because livestock feeders continued to increase their use of distillers grains as a feed product due to the high price of corn and other feeds.

Cost of Revenues - Cost of revenues, which includes production expenses, increased $37.1 million, or 71.5%, to $88.9 million for the six months ended June 30, 2008 from $51.8 million for the six months ended June 30, 2007. Cost of revenues increased between periods primarily due to a $31.1 million increase in corn costs, $6.1 million increase in natural gas costs, $1.5 million increase in chemical costs and a $1.0 million increase in freight costs, offset by the changes in ethanol and dried distillers grains inventories.

Corn costs increased $37.1 million, or 71.5% from the six months ended June 30, 2007 to $51.8 million for the three months ended June 30, 2008, due to a significant change in the market price of corn, and an increase in production volume following expansion. Due to expansion, we processed 13.1 million bushels of corn for the six months ended June 30, 2008 compared to 8.7 million bushels for the six months ended June 30, 2007, a 49.9% increase.  The average local market price of corn, which is the price we pay to local producers for corn, increased $1.91, or 53.3%, from $3.58 per bushel for the six months ended June 30, 2007 to $5.49 per bushel for the six months ended June 30, 2008.  The price of corn continued to be impacted by an increase in demand for corn nationally and globally from concerns over low carryout from 2007 and delays in spring planting.

Our use of risk management to protect against price volatility, particularly the net effect of the use of futures and options contracts, forward or market-to-arrive contract, and net realizable value of corn inventories, partially offset the increase in corn costs caused from the change in market price by $16.9 million. For the six months ended June 30, 2008, we recognized a $35.7 million gain from our use of forward contracts compared to an $18.8 million loss from our hedging instruments, resulting in a net gain of $16.9 million and, accordingly, a decrease to our corn costs. The gain was recognized because the price per bushel of corn on the forward contracts that we entered with local producers was less than the market price of corn at the time these contracts were valued during 2008. The loss on hedging instruments was caused by the significant rise in the market price of corn during the first and second quarters of 2008 relative to our futures’ positions. In the first two quarters, in order to provide us with an adequate forward margin structure, we sold futures on the CBOT in effort to defer establishing the price of corn on our forward contracts until we priced these bushels against fixed ethanol sales. In a corn market when prices increase, a strategy of selling futures to defer establishing the price to a later date will generally cause a loss to be recognized but will help protect a positive margin in a volatile market with ethanol sales for which have not been contracted.

Natural gas costs increased $6.1 million from the six months ended June 30, 2007 to the six months ended June 30, 2008 due to a 42.3% increase in volume used due to our expansion and a 37.8% increase in the average price of natural gas. The average price of natural gas increased from $7.80 per decatherm for the six months ended June 30, 2007 to $10.75 per decatherm for the six months ended June 30, 2008.  The increase in natural gas between periods is primarily due to a significant rise in crude oil prices

Chemical and freight costs increased $1.5 million and $1.0 million, respectively, between periods as a direct result of plant expansion.

Operating Expenses - General and administrative expenses decreased $53,000, or 2.1%, to $2.4 million for the six months ended June 30, 2008 from $2.5 million for the six months ended June 30, 2007. The decrease is primarily due to a decrease in costs associated directly with a decrease in our net income, in particular the management incentive fees we pay POET™ Plant Management on a quarterly basis.

Other Operating Income (Expense) — Other operating income decreased $1.0 million primarily due to an increase in interest expense and a decrease in interest income.  Interest expense increased $655,000 to $1.6 million for the six months ended June 30, 2008 from $901,000 for the six months ended June 30, 2007.  Interest expense increased because of an increase in debt derived from advances under our expansion and revolving loans to pay for our expansion projects and to meet short-term liquidity needs caused by a rise in corn prices. Interest income decreased $330,000 to $62,000 for the six months ended June 30, 2008 from $392,000 for the six months ended June 30, 2007. Interest income decreased because due to the reduction in cash that was available for investing in a interest bearing account.

Net Income - Net income decreased $5.1 million ($1,380 per capital unit) , or 56.5%, to $3.9 million ($1,062 per capital unit) for the six months ended June 30, 2008 from $9.1 million ($2,442 per capital unit) for the six months ended June 30, 2007.  This change is caused primarily by an increase in corn costs offset by an increase in ethanol and distillers grains sales.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under two $15.0 million revolving credit facilities which are discussed below under “Indebtedness.”  Net working capital is $25.4 million as of June 30, 2008 compared to $12.7 million as of June 30, 2007. The increase in net working capital is primarily due to an increase in corn inventory and investments in commodity contracts. Corn inventory increased because of increased storage capacity following expansion and the value per bushel increased from $3.19 on June 30, 2007 to $6.88 on June 30, 2008, a 115.6% increase. Investments in commodity contracts increased 16.5% between periods, mainly to cover margin calls made in our commodities brokerage account. Because the price of corn futures on the CBOT was trading at record highs during the first and second quarters, additional funds were needed to maintain our hedge positions. In a market where futures prices move aggressively, additional capital is required to margin the futures losses. Although we experienced a significant decrease in net income between periods due to challenging market conditions, we believe that cash flows from operations and our revolving debt facilities will be sufficient to meet our expected capital and liquidity requirements for the foreseeable future.

The following table shows the cash flows between the six months ended June 30, 2008 and the six months ended June 30, 2007.

	Six Months Ended June 30,
	2008	2007
Net cash from operating activities	$(14,950,630)	$13,938,515
Net cash (used for) investing activities	$(30,772,105)	$(16,738,699)
Net cash provided by (used for) financing activities	$51,518,672	$(11,354,276)

Cash Flow From Operating Activities — The decrease in cash from operating activities between periods is primarily the result of an increase in inventory.  Corn inventory increased because of an increase in storage capacity following the construction of four new storage bins, as well as from the rising corn prices between periods.

Cash Flow From Investing Activities — The increase in cash used for investing activities between periods is the result of making larger cash payments in 2008 to pay for a portion of the plant expansion and solid waste fuel boiler projects.

Cash Flow From Financing Activities - The increase in cash from financing activities between periods is primarily due to advances on our permanent long-term debt financing to pay for our plant expansion and solid waste fuel boiler projects and advances from POET™, LLC and our revolving debt facilities with our senior lender. An advance of $6.3 million from POET LLC was made in January 2008, which we repaid in March 2008, because we did not have sufficient cash available, either from operations or our existing line of credit ($15.0 million revolving loan), to cover margin calls made in our commodities account with our brokerage firm. An increasing number of margin calls were made during the first and second quarters of 2008 because the price of corn futures on the CBOT was trading at record highs, which required us to fund our account with additional cash and maintain our hedge positions. In a market where futures prices move aggressively, additional capital is required to margin the futures losses.  To repay POET™, LLC and remedy our short-term cash needs, including covering potential future calls and operating expenses, we obtained a second $15.0 million revolving loan from AgCountry which we borrowed against in full as of June 30, 2008. As of the date of this filing, however, we have fully repaid the principal on the second revolver and now have available $18.0 million to borrow under both revolving debt facilities.

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

The $15.0 million variable rate, revolving loan permits us to cover any of our short-term operating cash needs, allowing us to borrow the difference between the unpaid principal balance and $15 million. The unpaid principal balance on the loan is subject to a variable rate equal to LIBOR plus 3.0%, payable monthly. The total unpaid principal balance is due at the loan’s maturity of July 1, 2018.  The loan is subject to an unused commitment fee of 0.40% per year, payable quarterly. The unpaid principal balance outstanding on this loan is $15.0 million as of June 30, 2008, and $12 million as of the date of this filing.

The $20 million loan is currently subject to a variable rate of LIBOR plus 3.0% (5.59% as of June 30, 2008). We have the option at later date to elect a fixed or adjustable rate, as provided by AgCountry, for any borrowed amount exceeding $1 million. Payments of principal and interest are due quarterly with a balloon payment due at maturity on July 1, 2013.  The principal balance outstanding for the loan is $17.5 million as of June 30, 2008.

The $70.0 million expansion loan is subject to a variable rate of LIBOR plus 3.0%, adjusted and payable monthly. We are subject to an unused commitment fee of 0.40% per year on any funds not borrowed through the required completion date of the plant expansion and solid waste fuel boiler projects. Upon completion, the loan will be converted to a term loan, at which time we may elect a variable or fixed rate made available by AgCountry. Payments of principal and interest will be due quarterly beginning on July 1, 2008 with a balloon payment due at maturity on April 1, 2016.  Prepayment is subject to penalty for an amount that will result in AgCountry being made whole for any actual and imputed funding losses.  The principal balance outstanding for the loan is $63.7 million as of June 30, 2008.

The $15.0 million variable rate, line of credit loan is subject to a variable rate equal to LIBOR plus 3.0%, payable quarterly, and is subject to an unused commitment fee of 0.25% per year.  This loan permits us to cover any of our short-term operating cash needs allowing us to borrow the difference between the unpaid principal balance and the lesser of $15,000,000 or the borrowing base. The borrowing base is defined as the sum of 1) 75% of inventory minus unsettled payables; 2) 75% of gain/loss on market contracts; and 3) 75% of accounts receivables less than 90 days. The total unpaid principal balance is due at the loan’s maturity of April 1, 2009.  We borrowed $17.2 million and $26.0 million, for the three and six months ended June 30, 2008, respectively, and repaid $0.0 million and $11.0 million for the three and six months ended June 30, 2008, respectively, the principal balance outstanding being $15.0 million as of June 30, 2008 and $0 as of the date of this filing.

The four loans are secured by our real property, tangible and intangible property, buildings, improvements, equipment, personal property, and contracts. We are also subject to standard covenants and conditions in the Credit Agreement as discussed in our Form 10-K for the year ended December 31, 2007. On May 14, 2008, AgCountry granted us a waiver of the owner’s equity ratio through September 30, 2008. If we are unable to comply with any material covenants in the future, or if AgCountry were not to grant us a waiver similar to the one in May, AgCountry has the right to accelerate the payment of all outstanding principal or foreclose on the loans. If AgCountry were to declare us in default or accelerate payment, we would not have the necessary cash to repay the outstanding principal under all four loans ($111.2 million as of June 30, 2008) and we would need to seek additional sources of financing to repay the loans. As of June 30, 2008 and the date of this filing, we were in compliance with all covenants and conditions under the Credit Agreement, the table below showing our actual financial ratios or conditions compared to those required under the Credit Agreement:

Compliance Summary

	Requirement	Actual as of 6/30/2008	In Compliance
Fixed Charge Coverage Ratio	1.15	1.86	Yes
Working Capital	5,000,000	25,482,397	Yes
Tangible Net Worth	70,000,000	75,040,010	Yes
Capital Expenditures	2,000,000	87,143	Yes
Owner’s Equity Ratio	45.00%	37.39%	Waived Until 9/30/08
Current Ratio	1.20	1.60	Yes

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  SAS 69 is directed to the auditor rather than the entity.  SFAS 162 addresses this issue by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not believe that implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

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

Derivative Instruments and Hedging Activities

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and certain distiller grain sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the June 30, 2008 and December 31, 2007 balance sheets at their fair market value.

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

Commodity Price Risk

We produce ethanol and its co-product, distillers grains, from corn, and as such are sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also use natural gas in the production process and, as such, are sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st - November 7th) and withdrawal  (November 14th - June 30th) seasons. The price of distiller grains is influenced by the price of corn and soybean meal.

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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contracts and open futures and option positions for corn and natural gas as of June 30, 2008 and June 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Quarter Ended	Fair Value	Effect of Hypothetical Adverse Change— Risk
June 30, 2008	$18,500,379	$1,850,038
June 30, 2007	$58,414,969	$5,841,497

Interest Rate Risk

Interest rate risk exposure pertains primarily to our variable rate, long-term debt. As of June 30, 2008, we had $96.2 million in outstanding variable rate debt with a variable rate at 5.59%. We manage the interest rate risk associated with variable-rate debt by monitoring the effects of market changes on the interest rates and converting portions to fixed-rate debt whenever possible.

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

Changes in Internal Controls

There were no changes in our internal controls during the three months ended June 30, 2008 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 24, 2008, we held our 2008 annual meeting of members in Lennox, South Dakota, at which time Steve Sinning, Dan Viet, and Larry Ward were re-elected to the board of managers. No new items of business were voted upon by the members. The nominees and voting results of the annual meeting for the election of the three open seats to the board of managers were as follows:

Board of Manager Nominees	Class of Capital Units Electing	Votes For	Votes Abstain
Steve Sinning	A	45	1
Dan Viet	A	45	2
Larry Ward	C	271	30

Following the annual meeting and election, our board of managers consists of the following persons and their term of office:

Current Board of Managers	Term Expires
Dennis Hardy	2009
Darrin Ihnen	2009
Mark Miller	2009
Dennis Schrag	2010
Steve Sinning	2011
Fred Thurman	2010
Dan Viet	2011
Tim Voegele	2010
Larry Ward	2011

Item 5.    Other Information.

On June 6, 2008, our board of managers approved a reclassification of our Class A member units.  In the proposed reclassification, record holders of two or fewer Class A member units will have their Class A member units reclassified into newly-created Class E member units, on the basis of one Class E member unit for each Class A member unit held by such unit holders immediately prior to the effective time of the reclassification.

The primary effect of the reclassification, also referred to as a Rule 13e-3 transaction, will be to reduce the total number of holders of the Class A member units to below 300.  As a result, we will terminate the registration of the Class A and C member units under federal securities laws and our obligation to file reports with the SEC will be suspended. Our Schedule 13e-3 was filed with the SEC on July 18, 2008.

Item 6.    Exhibits.

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ETHANOL, LLC

Dated: August 14, 2008	By	/s/ Rick Serie
Rick Serie
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization (1)
3.2	Fifth Amended and Restated Operating Agreement dated April 17, 2006 (2)
3.2(i)	First Amendment to Fifth Amended and Restated Operating Agreement dated June 20, 2008 (3)
4.1	Form of Class A Certificate (4)
4.2	Form of Class B Certificate (5)
4.3	Form of Class C Certificate (6)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)                      Incorporated by reference from Appendix A to registrant’s prospectus filed with the Commission pursuant to Rule 424(b)(3) on June 11, 2001.

(2)                      Incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-Q filed with the Commission on May 15, 2006.

(3)       Incorporated by reference from Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on June 20, 2008.

(4)                      Incorporated by reference from Exhibit 4.1 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.

(5)                      Incorporated by reference from Exhibit 4.2 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.

(6)                      Incorporated by reference from Exhibit 4.3 to the registrant’s Form SB-2 filed with the Commission on February 28, 2001.